Form 10QSB
period 2003-03-31
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2003-05-16
CIK 1186699

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

 ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _________ to _________

                 Commission file number:             000-50024
                                         _____________________________

             ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.
-------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

                  Delaware                           55-0793382
 ------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

       20 Chapin Road, Unit 1004, P.O. Box 398, Pine Brook, NJ 07058
-------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (973) 882-8857
-------------------------------------------------------------------------
                         (Issuer's telephone number)

                        Brook Industries Corp., June 30
--------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2003: 36,000,000 shares of common stock, $.1 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

            ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.

                                FORM 10-QSB

                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Balance Sheets as of March 31, 2003 (Unaudited).....................    3

     Statements of Income for the Period from
       January 28, 2003 (Inception) to March 31, 2003 (Unaudited)........    4

     Statements of Cash Flows for the Period from
       January 28, 2003 (Inception) to March 1, 2003 (Unaudited).........    5

     Notes to Financial Statements (Unaudited)...........................    6

Item 2.   Management's Discussion and Analysis or Plan of Operation......    8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   11
Item 2.   Changes in Securities..........................................   11
Item 3.   Defaults Upon Senior Securities................................   11
Item 4.   Submission of Matters to a Vote of Security Holders............   12
Item 5.   Other Information..............................................   12
Item 6.   Exhibits and Reports on Form 8-K...............................   12

SIGNATURES...............................................................   12

CERTIFICATION

              ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                               BALANCE SHEET
                          March 31, 2003 (Unaudited)

                                  ASSETS
CURRENT ASSETS
  Cash...................................................     $   313,266
  Loan Receivable, current portion.......................          12,082
  Prepaid rent...........................................           2,416
  Prepaid taxes..........................................           2,267
  Other Receivable.......................................           7,249
                                                              -----------
    TOTAL CURRENT ASSETS.................................         337,279

PROPERTY AND EQUIPMENT
  Building and improvements..............................       4,143,331
  Office equipment.......................................           1,655
  Office furniture and fixtures..........................             261
                                                              -----------
    Total property and equipment.........................       4,145,247
    Less: accumulated depreciation and amortization......        (25,753)
                                                              -----------
    NET PROPERTY AND EQUIPMENT...........................       4,119,495

OTHER ASSETS
  Loan Receivable........................................          24,163
  Investment in real property............................       1,993,452
                                                              -----------
    TOTAL OTHER ASSETS...................................       2,017,615

TOTAL ASSETS.............................................     $ 6,474,389
                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Unearned revenue........................................     $   103,558
 Taxes payable...........................................             562
 Note payable............................................       1,812,229
 Other accounts payable..................................           5,085
 Tenants' security deposits..............................          51,951
                                                               ----------
  TOTAL CURRENT LIABILITIES..............................       1,973,385

STOCKHOLDERS' EQUITY

 Common stock, $.1 par value, 80,000,000 shares
  authorized, 36,000,000 issued and outstanding.........        3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares
  authorized, no shares issued and outstanding..........                -

 Additional Paid-in Capital.............................          749,349
 Retained earnings......................................          151,655
                                                              -----------
  TOTAL STOCKHOLDERS' EQUITY............................        4,501,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............     $  6,474,389
                                                             ============


      The accompanying notes to financial statements are an integral part of these statements.

          ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                          STATEMENT OF INCOME
   For the Period from January 28, 2003 (Inception) to March 31, 2003
                              (Unaudited)



SALES..................................................     $    231,740
  Less: Sales Taxes....................................           17,603
                                                             -----------
GROSS PROFIT...........................................          214,137

General and administrative expenses....................           48,076
                                                             -----------
INCOME FROM OPERATIONS.................................          166,061

OTHER INCOME (EXPENSES)
  Interest expense.....................................          (8,371)

INCOME BEFORE INCOME TAX PROVISION.....................          157,690
  Provision for income taxes...........................            6,035
                                                            ------------
NET INCOME.............................................      $   151,655
                                                            ============

Net Income Per Share:
 Basic.................................................      $      .004
                                                             ===========
 Diluted...............................................      $      .004
                                                             ===========

Weighted average common shares and common share equivalents:
 Basic.................................................       36,000,000
                                                             ===========
 Diluted...............................................       36,000,000
                                                             ===========




      The accompanying notes to financial statements are an integral part of these statements.

        ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                        STATEMENT OF CASH FLOWS
 For the Period from January 28, 2003 (Inception) to March 31, 2003
                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................    $    151,655
Adjustments to reconcile net income to net
 Cash provided by operating activities:
  Depreciation and amortization..........................          25,753
 Change in operating assets and liabilities:
  Prepaid rent...........................................         (2,416)
  Prepaid taxes..........................................         (2,267)
  Other Receivable.......................................         (7,249)
  Unearned Revenue.......................................         103,558
  Taxes payable..........................................             562
  Other accounts payable.................................           5,085
  Tenants' security deposits.............................          51,951
                                                              -----------
Net cash used in operating activities....................         326,632

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan receivable.........................................        (36,245)
 Purchase of office equipment and furniture..............         (1,916)
 Acquisition of building and improvements................     (4,143,331)
 Investment in real property.............................     (1,993,452)
                                                            -------------
  Net cash used in investing activities..................     (6,174,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceed from short-term loan............................      1,812,229
 Capital contribution from shareholders..................      4,349,349
                                                            ------------
 Net cash provided by financing activities...............      6,161,578

Net increase in cash and cash equivalents................        313,266

CASH, beginning of period................................             -

CASH, end of period.....................................     $   313,266
                                                            ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid for income taxes............................       $   6,035
                                                               =========
  Cash paid for interest................................       $   8,371
                                                               =========


   The accompanying notes to financial statements are an integral part of these statements

          ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                  Notes to Financial Statements (Unaudited)
                               March 31, 2003

1.   Basis of Presentation.

     The accompanying unaudited financial statements have been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

     In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results for any future period.

2.   Description of Business and Risks

     Oriental Automotive Parts Development (China) Co., Ltd. (the "Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). Brook was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. Since inception Brook had conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement with the Securities and Exchange Commission on Form 10-SB. Brook had no operating history, no assets and no revenues from operations until April 8, 2003 when Brook issued 35,900,000 shares of its restricted common stock to acquire all capital stock of Oriental Automotive Parts Development Co., Ltd., a company incorporated in Shanghai, China ("Oriental"). As a result of the acquisition, Oriental became Brook's controlling shareholder. Following the acquisition, the Certificate of Incorporation of Brook was amended to change its corporate name from "Brook Industries Corp." to "Oriental Automotive Parts Development (China) Co., Ltd.", and to increase the total number of shares of stock authorized to issue to 100,000,000 shares, consisting of 80,000,000 shares of Common Stock with par value of $.1, and 20,000,000 shares of Preferred Stock with par value of $.1.

     The Company is primarily in the business of acquiring, developing and managing suburban commercial real estate properties in Shanghai, China, and leasing to automobile dealers, specialized retailers of automotive parts and accessories. To lesser extent, the Company also sells new automobiles, auto parts and accessories to individuals and corporate customers.

     The Company is a relatively new entity since its incorporation in January 2003. The main source of the Company's revenue is limited to its rental income and consulting services at this stage. The auto sales related business has not been developed to ensure a steady stream of income.

3.   Related-Party Transactions

     The Company rents its office space from a related party, Shanghai Orient Auto Parts Co., Ltd. under a three-year lease. The President of the Company also serves as the President of Shanghai Orient Auto Parts Co., Ltd.

4.   Loan Receivable

     The Company has a loan receivable from Shanghai Yiyun Logistics Co., LTD. (the Borrower) in the amount of $36,288 of which one third of balance is due annually and the loan will be paid in full in 2005. This is an interest free financing arrangement under the condition of a three-year consulting contract signed between the Company and the Borrower. The Borrower agrees to pay the Company a consulting fee of $42,093 which is payable quarterly starting from January 2003 to December 2005. In addition, the Borrower is a current tenant who occupies the second and third floors of the Company's building.

5.   Investment In Real Property

     The Company signed a memorandum with Shanghai Mingzhu Logistics Co., Ltd. (Shanghai Mingzhu) to invest total of $423,355 for the development of a commercial rental property located at No. 35 Dingbian Road in Shanghai, China. The initial investment of $338,684 has been made as of February 28, 2003 while the final investment of $84,671 is disbursed in March 2003. According to the agreement, the Company will be a capital investor while Shanghai Mingzhu provides the land and is in charge of operation. The Company and Shanghai Mingzhu will share the net profit at 70%/30% ratio.

6.   Short-Term Loan From Bank

     On February 27, 2003, the Company borrowed a commercial loan of $1,814,377 from Bank of Shanghai, Zhenxin Branch, secured by business property of Shanghai Mingzhu Logistics Co., Ltd. The loan expires on February 26, 2004 and bears a monthly interest of 4.8675%, which is payable quarterly.

7.   Lease Commitments

     The Company leases office space from a related party under a non-cancelable operating lease. The lease agreement commenced in January 2003 and ends December 2005, with mandatory 5% rent increase annually. The following is the future minimum rent expense for the years ending December 31:

    	    For the Year Ended

             December 31
             -----------
	           2003	       $   9,271
	           2004		     9,735
	           2005		    10,222
                               ---------
 	          Total	       $  29,228



Item 2.     Management's Discussion and Analysis or Plan of Operation


The following discussion and analysis contains "forward-looking statements," as that term is defined in federal securities laws, including information related to the Company's anticipated future results of operations, business strategies, financing plans, competitive position, anticipated future economic conditions, industry trends, growth opportunities, and potential effects of future regulations. Although management of the Company believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail on the Form 8-K that the Company filed with the Securities and Exchange Commission on April 21, 2003 that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

As you read this section, you should also refer to our financial statements and the accompanying notes as well as the Company's Form 8-K filed on April 21, 2003. These financial statements provide additional information regarding our financial activities and condition.

General

Oriental Automotive Parts Development (China) Co., Ltd. (the "Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). Brook was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. Since inception Brook had conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement with the Securities and Exchange Commission on Form 10-SB. Brook had no operating history, no assets and no revenues from operations until April 8, 2003 when Brook issued 35,900,000 shares of its restricted common stock to acquire all capital stock of Oriental Automotive Parts Development Co., Ltd., a company incorporated in Shanghai, China ("Oriental"). As a result of the acquisition, Oriental became Brook's controlling shareholder. Following the acquisition, the Certificate of Incorporation of Brook was amended to change its corporate name from "Brook Industries Corp." to "Oriental Automotive Parts Development (China) Co., Ltd.", and to increase the total number of shares of stock authorized to issue to 100,000,000 shares, consisting of 80,000,000 shares of Common Stock with par value of $.1, and 20,000,000 shares of Preferred Stock with par value of $.1.

Oriental was incorporated on January 28, 2003 under the laws of the People's Republic of China. In July 1997, the principal shareholders of Oriental formed a company named " Shanghai Oriental Automotive Parts City Co., Limited" ("Shanghai Oriental") to engage in the business of ownership, development, leasing and management of real estate commercial properties in Shanghai, China. Substantially all of the real estate properties, approximately 1.18 million square feet, owned by Shanghai Oriental, were leased to automobile dealers, specialty retailers of automotive parts and accessories. By the end of 2002, Shanghai Oriental has become the largest specialty merchandise mart developer and manager, based on sales of automotive parts and accessories in metropolitan Shanghai with annual sales of $1.5 billion Chinese dollars ("Remingbi" or "RMB"), or approximately US $180 million.

In January 2003, Shanghai Oriental was reorganized for the purpose of improving its capital structure and allowing its shareholders more flexibility to raise funds. As a result of the reorganization, a group of Shanghai Oriental's shareholders, led by Mr. Hongwei Zhang, the Company's Chief Executive Officer and President and the controlling shareholder, purchased a portion of Shanghai Oriental's assets, properties and business from the original shareholders of Shanghai Oriental, valued at RMB $36,000,000, or approximately US $4.35 million. The Company was then founded on those purchased assets, properties and business from Shanghai Oriental.

Business

The Company is comprised of two principal business segments: (1)Commercial real estate operations, which acquires, develops and manage suburban commercial real estate properties, and then leases to automobile dealers, specialty retailers of automotive parts and accessories under long-term leases; and (2) Automobile sales and auto parts retail operations, which sells brand new automobiles, automotive parts and accessories to individuals and corporate customers. It is estimated that approximately 80% of the Company's revenues in 2003 will derived from income on real estate properties leasing and management, and approximately 20% from the automobile sale and auto parts retail business. We are a traditional corporation rather than a real estate investment trust; thus, we may reinvest our earnings without the minimum dividend requirements of a real estate investment trust.

Commercial Real Estate Operations

Our primary business is to acquire, develop, and manage commercial real estate properties, and lease to automobile dealers and other auto parts and accessories retailers. The purpose of the Company's ownership in real estate properties is primarily for income, not for possible capital gains. In addition to property management, we also provide our corporate tenants with single-point solutions to all of their commercial services needs, such as commercial registration, storage services, marketing and advertising, logistic support, auto parts testing, ratification services, salesperson training, accounting, and tax return assistance. We position us as a full-line and full-services retail automotive parts and accessories merchandise mart developer and manager.

The Company owns three floors (from the first floor to the third) of space in a five-story commercial building on a 43,100 square foot of land constructed thereon located near transportation corridors in Shanghai, China. The commercial spaces building are leased to automobile dealers, automotive parts and accessories retailers under long-term leases, mostly in 3 years. As of February 28, 2003, we managed approximately 61,400 square feet of commercial properties, all of which are leased to automobile dealers and other auto parts and accessories retailers. As of that date, the properties were all leased, except a space of 1,600 square feet was used as the Company's administrative offices. Our rental properties provide us with a relatively consistent source of revenues. It is estimated that approximately 80% of the Company's revenues will be derived from rental income on the leased commercial spaces and structures, and from the management fees.

Substantially all of our real estate commercial properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, property insurance and utilities. We perform all property management, accounting, finance, marketing and advertising activities for those automobile dealers and other auto parts and accessories retailers in exchange for certain amount of fees.

Automobile Sale and Auto Parts Retail Operations

The Company is, to a lesser extent, engaged in the automobile dealer, auto parts and accessories retail business, primarily serve do-it-yourself customers and, to a lesser extent, commercial customers. We have only one retailer store, which carries an extensive product line for domestic and imported cars, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories, with nationally known brand names, as well as private label automotive parts. We also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We do not derive revenue from automotive repair or installation. It is estimated that approximately 20% of our revenues in 2003 will be derived from our retail operations.

Results of Operation

For the period from January 28, 2003 (inception) to March 31, 2003, the
Company generated revenue of $214,137, primarily from rental income. The total operating expenses were $48,076, of which depreciation expense accounted for approximately 52%. In addition to operating expenses, the Company also incurred interest expense of $8,371, and income taxes of 6,035. As of March 31, 2003, the Company had total assets of $6,474,389.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash balance of $313,266. For the period from January 28, 2003 (inception) to March 31, 2003, the operating activities of the Company provided $326,632 of net cash, investing activities used $6.18 million of net cash, of which $4.14 million was used to acquire a commercial building and improvements, and $1.99 million of cash was used to invest in real property. For the period ended March 31, 2003, the Company's financing activities provided $6.16 million of net cash to the Company, of which $4.35 million was from shareholders' capital contribution, and $1.81 million was short-term loan. We believe that our cash position and operating income will meet our anticipated cash needs for at least the next 12 months. However, future cash flows are subject to a number of variables. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-QSB, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                     PART II.    OTHER INFORMATION



Item 1.   Legal Proceedings:    N/A

Item 2.   Changes in Securities:   N/A

Item 3.  Defaults Upon Senior Securities:   N/A

Item 4.  Submission of Matters to a Vote of Security Holders: N/A

Item 5.  Other Information:  N/A

Item 6.  Exhibits and Reports on Form 8-K

         1) Exhibits:

            99.1 CEO's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 CFO's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         2) Reports on Form 8-K

            On April 21, 2003, the Company filed a Current Report on Form
            8-K, under Item 1, 2, 5, 6, 7, and 8, to report change in control of Registrant in which Brook Industries Corp. entered into a Share Exchange Agreement with Oriental Automotive Parts Development Co., Ltd. pursuant to which Oriental Automotive Parts Development Co., Ltd acquired controlling of the Brook's capital stock.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Oriental Automotive Parts Development (China) Co., Ltd.


By: /s/ HONGWEI ZHANG
---------------------------------------
Hongwei Zhang, Chief Executive Officer

Date:  May 14, 2003



     /s/ YIZHONG WU
By: ------------------------------------
     Yizhong Wu, Chief Financial Officer


Date: May 14, 2003




                                 CERTIFICATION


I, Hongwei Zhang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oriental Automotive Parts Development (China) Co., Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


/s/ HONGWEI ZHANG
-------------------------------------
Hongwei Zhang, Chief Executive Officer
Date:  May 14, 2003




                                       CERTIFICATION

I, Yizhong Wu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oriental Automotive Parts Development (China) Co., Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


/s/ YIZHONG WU
-----------------------------------
Yizhong Wu, Chief Financial Officer

Date:  May 14, 2003