Form 10QSB
period 2003-06-30
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2003-08-18
CIK 1186699

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ________ to _____________

                 Commission file number:             000-50024
                                         ________________________________

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

                       Brook Industries Corp., December 31
-------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 36,000,000 shares of common stock, $.1 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                 ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.


                                    FORM 10-QSB


                                       INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheet, As of June 30, 2003 (Unaudited)...................         3

  Statements of Income
    for the Three Months Ended June 30, 2003 and for the Period
    from January 28 (inception) to June 30, 2003 (Unaudited).......         4

  Statements of Cash Flows
    for the Period Ended June 30, 2003 (Unaudited).................         5

  Notes to Financial Statements (Unaudited)........................         6

Item 2.  Management's Discussion and Analysis or Plan of Operation.        11

Item 3.  Controls and Procedures...................................        14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................       14
Item 2.   Changes in Securities.....................................       14
Item 3.   Defaults Upon Senior Securities...........................       14
Item 4.   Submission of Matters to a Vote of Security Holders.......       14
Item 5.   Other Information.........................................       14
Item 6.   Exhibits and Reports on Form 8-K..........................       14

SIGNATURES..........................................................       15

CERTIFICATION

Item 1.   Financial Statements

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended June 30, 2003 are not necessarily indicative of the results for any future period.


             ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.
                                  BALANCE SHEET
                             June 30, 2003 (Unaudited)


                                     ASSETS
CURRENT ASSETS
 Cash.....................................................    $  109,324
 Loan Receivable, current portion.........................        12,081
 Prepaid expenses.........................................         4,116
                                                              ----------
   TOTAL CURRENT ASSETS...................................       125,521

PROPERTY AND EQUIPMENT
 Building and improvements................................     4,143,081
 Office equipment.........................................         3,201
 Office furniture & fixtures..............................           261
                                                              ----------
   Total property and equipment...........................     4,146,552

   Less: accumulated depreciation and amortization........      (74,391)
                                                              ----------
   NET PROPERTY AND EQUIPMENT.............................     4,072,161

OTHER ASSETS
 Loan Receivable..........................................        24,162
 Investments..............................................     2,367,836
                                                              ----------
   TOTAL OTHER ASSETS.....................................     2,391,998

TOTAL ASSETS..............................................   $ 6,589,679
                                                            ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Taxes payable............................................   $   12,397
 Note payable, due within one year........................    1,812,119
 Other accounts payable...................................        4,096
 Tenants' security deposits...............................       51,947
                                                            -----------
    TOTAL CURRENT LIABILITIES.............................    1,880,560

STOCKHOLDERS' EQUITY

 Common stock, $.1 par value, 80,000,000 shares authorized,
  36,000,000 issued and outstanding.......................    3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares authorized,
   No shares issued and outstanding.......................            -

 Additional Paid in Capital...............................      749,349
 Accumulated other comprehensive..........................           68
 Retained earnings........................................      359,703
                                                            -----------
   TOTAL STOCKHOLDERS' EQUITY.............................    4,709,120
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $ 6,589,679
                                                            ===========



         The accompanying notes to financial statements are an integral part of these statements.

                  ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                                   STATEMENTS OF INCOME
                                       (Unaudited)

                                            For the period        For the period
                                           From April 1, 2003    From Jan. 28, 2003
                                            To June 30, 2003      to June 30, 2003
                                           -----------------     -----------------
SALES...................................      $   327,094          $  558,284
 Less: Sales Taxes......................           11,512              29,087
                                              -----------          ----------
GROSS PROFIT............................          315,582             529,198

General and administrative expenses.....           72,861             120,818
                                              -----------          ----------
INCOME FROM OPERATIONS..................          242,721             408,380

OTHER INCOME (EXPENSES)
 Interest expense.......................         (23,590)            (31,929)
                                              -----------          ----------
INCOME BEFORE INCOME TAX PROVISION......          219,132             376,451

Provision for income taxes..............           10,730              16,749
                                              -----------          ----------
NET INCOME..............................       $  208,402          $  359,703
                                              ===========          ==========

Net Income Per Share:
  Basic.................................       $    0.006          $    0.010
                                              ===========          ==========
  Diluted...............................       $    0.006          $    0.010
                                              ===========          ==========

Weighted average common shares and common share equivalents:

 Basic..................................       36,000,000          36,000,000
                                              ===========          ==========
 Diluted................................       36,000,000          36,000,000
                                              ===========          ==========


            The accompanying notes to financial statements are an integral part of these statements.


                  ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                                STATEMENT OF CASH FLOWS
                            For the Period Ended June 30, 2003
                                      (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................   $  359,703
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Depreciation and amortization........................       74,391
       Change in operating assets and liabilities:
         Prepaid expenses...................................      (4,116)
         Taxes payable......................................       12,397
         Other accounts payable.............................        4,096
         Tenants' security deposits.........................       51,947
                                                               ----------
             Net cash used in operating activities..........      498,418

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan receivable...........................................     (36,232)
  Purchase of office equipment and furniture................      (3,476)
  Acquisition of building and improvements..................  (4,143,281)
  Investments in real property..............................  (2,367,965)
                                                             ------------
             Net cash used in investing activities..........  (6,550,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceed from short-term loan..............................    1,812,141
  Proceeds from issuance of common stock....................    4,349,560
                                                             ------------
             Net cash provided by financing activities......    6,161,701

  Effect of exchange rate changes on cash...................          159

Net increase in cash........................................      109,324

CASH, beginning of period...................................            -
                                                              -----------
CASH, end of period.........................................  $   109,324
                                                              ===========


Supplemental Disclosures of Cash Flow Information:

    Cash paid for income taxes..............................  $    16,749
                                                              ===========
    Cash paid for interest..................................  $    31,929
                                                              ===========


     The accompanying notes to financial statements are an integral part of these statements

                        ORIENTAL AUTOMOTIVE PARTS
                       DEVELOPMENT (CHINA) CO., LTD.

                  Notes to Financial Statements (Unaudited)
                                 June 30, 2003


NATURE OF OPERATIONS

Oriental Automotive Parts Development Co., Ltd. ("the Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). On April 8, 2003, Brook issued 35,900,000 shares of its restricted common stock to acquire all capital stock of Oriental Automotive Parts Development Co., Ltd., a Chinese company incorporated in Shanghai, China ("Oriental"). As a result of the acquisition, Oriental became Brook's controlling shareholder. Following the acquisition, the Certificate of Incorporation of Brook was amended to change its corporate name from "Brook Industries Corp."
to "Oriental Automotive Parts Development (China) Co., Ltd.".

The Company is primarily in the business of acquiring, developing and managing suburban commercial real estate properties in Shanghai, China, and leasing to automobile dealers and specialized retailers of automotive parts and accessories. To lesser extent, the Company also sells new automobiles, auto parts and accessories to individuals and corporate customers as well as engages in business consulting services.

The Company is a relatively new entity since its incorporation. The main source of the Company's revenue is limited to its rental income and consulting services at this stage. The auto sales related business has not been developed to ensure a steady stream of income.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Foreign Currency Translation.   The local currency is the functional
    currency of the Company's operations in China. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity.

    Property and Equipment.   Property, plant and equipment are recorded at
    cost, net of accumulated depreciation.  Depreciation is computed on a
    straight-line	basis over estimated useful lives of various assets
    classes as follows:

    Buildings & building improvements       20 to 45 years
    Machinery & equipment                   5 to 10 years
    Furniture & Fixtures                    3 to 8 years

    Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

    Revenue and Expenses.   The Company's financial statements are prepared
    using the accrual method of accounting. Revenue is recognized in the period in which it is earned and expenses are recognized in the period in which they are incurred.

    Income Taxes.   According to stipulations of local tax authority, the
    Company is a private-run enterprise. Its income tax is calculated as 1.8% of its sales revenue, of which 1% is business income tax and 0.8% is investor's individual income tax.

    Significant Customers.   Significant customer information is as follows:

                                                      % of Total Revenues
                                                      -------------------
        Shanghai Yiyun Logistics Co., Ltd.                    43.27%
        Shanghai Yiyang Auto Consulting Ltd.                  13.67%
        Shanghai Orient Management Co., Ltd.                  15.49%
        Shanghai Auto Parts Co., Ltd.                         27.57%

    Fair Value of Financial Instruments.   The current carrying value of the
    Company's cash, loan receivable, and notes payable approximates their fair values at June 30, 2003.

    Recent Accounting Pronouncements.   In June 2001, the Financial
    Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with definite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
    (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

    In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces
    SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board
    (APB) Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.


2.  PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2003 consisted of the following:


        Building & building improvements            $ 4,143,081
        Machinery & equipment                             3,210
        Furniture & fixtures                                261
                                                    -----------
		                                          4,146,552
        Less accumulated depreciation                  (74,391)
                                                    -----------
        Total                                       $ 4,072,161
                                                    ===========

    Depreciation expense relating to property and equipment was $74,391 for the period ended June 30, 2003. Maintenance and major repair are capitalized and amortized over the anticipated period of benefit.

3.  RELATED-PARTY TRANSACTIONS

    The Company rents its office space from a related party, Shanghai Orient Auto Parts Co., Ltd. under a three-year lease. The President of the Company also serves as the President of Shanghai Orient Auto Parts Co., Ltd.

4.  LOAN RECEIVABLE

    The Company has a loan receivable from Shanghai Yiyun Logistics Co., LTD. (the Borrower) in the amount of $36,243 consisting of the following:

        Loan receivable, current portion            $ 12,081
        Loan receivable, long-term portion            24,162
                                                   ---------
        Total                                       $ 36,243
                                                   =========

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

5.  INVESTMENTS

    The Company has invested in 2 real estate projects totaling $2,367,836:

    1) $422,828 with Shanghai Mingzhu Logistics Co., Ltd. (Shanghai Mingzhu) to develop a commercial rental property located at No. 35 Dingbian Road in Shanghai, China;

    2) $1,945,008 with Shanghai Puzhiwei Investment Co., Ltd. to set up a joint enterprise in Hangzhou Motor Industry & Trade Zone of China.

6.  SHORT-TERM LOAN FROM BANK

    On February 27, 2003, the Company borrowed a commercial loan of $1,812,119 from Bank of Shanghai, Zhenxin Branch, secured by business property of Shanghai Mingzhu Logistics Co., Ltd. The loan bears a monthly interest of 0.48675%, which is payable quarterly.

7.  TENANTS' SECURITY DEPOSITS

    As of June 30, 2003, the Company received the security deposits from its tenants as follows:

              Tenants                                Security
        -----------------------------------          ---------
        Shanghai Yinyun Logistics Co., Ltd.	     $ 24,162
        U-Autoparts (Shanghai) Co., Ltd.               24,162
        Shanghai Yiyang Auto Consultants Co., Ltd.      3,623
                                                     --------
        TOTAL                                        $ 51,947
                                                     ========

8.  LEASE COMMITMENTS

    The Company leases office space from a related party under a non-cancelable operating lease. The lease agreement commenced in January 2003 and ends December 2005, with mandatory 5% rent increase annually. The following is the future minimum rent expense for the years ending December 31:

            For the Year Ended
             December 31,
          -----------------		  --------------
                 2003                    $   9,271
                 2004                        9,735
                 2005                       10,222
                                         ---------
		    Total                    $  29,228

    The rent expense for the period ended June 30, 2003 was $4,635.

9.  TAXES PAYABLE

    The total taxes payable is $12,397 for the period ended June 30, 2003 consisting of the following:


            Sales Tax                     $ 5,588
            Income Tax                      5,365
            City Construction Tax              56
            Investors' Income Tax           1,388
                                         --------
	      Total Taxes Payable          $ 12,397
                                         ========

10. EMPLOYEE BENEFIT PLAN

    The Company has established its own employee benefit plan in accordance with Chinese law and regulations. The employees may make pre-tax contributions of 14% of their salaries while the Company is contributing 22.5% of the employees' salaries to cover retirement benefits.

11.  GENERAL AND ADMINISTRATIVE EXPENSES:

    The major components of general and administrative expenses as of June 30, 2003 are as follows:

	      Salaries                                  $ 28,088
            Office expense                                 761
            Depreciation                                74,391
            Travel expense                               9,578
            Rent                                         4,635
            Other                                        3,365
                                                     ---------
            Total general & administrative expenses   $120,818
                                                    ==========



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk actors" as well as other factors described in our Current Report on Form 8-K filed on April 21, 2003.

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

Business

The Company is comprised of two principal business segments: (1) Commercial real estate operations, which acquires, develops and manage suburban commercial real estate properties, and then leases to automobile dealers, specialty retailers of automotive parts and accessories under long-term leases; and (2) Automobile sales and auto parts retail operations, which sells brand new automobiles, automotive parts and accessories to individuals and corporate customers. It is estimated that approximately 80% of the Company's revenues in 2003 will derived from income on real estate properties leasing and management, and approximately 20% from the automobile sale and auto parts retail business. We are a traditional corporation rather than a real estate investment trust; thus, we may reinvest our earnings without the minimum dividend requirements of a real estate investment trust.

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

The Company owns three floors (from the first floor to the third) of space in a five-story commercial building on a 43,100 square foot of land constructed thereon located near transportation corridors in Shanghai, China. The commercial spaces building are leased to automobile dealers, automotive parts and accessories retailers under long-term leases, mostly in 3 years. As of June 30, 2003, we managed approximately 61,400 square feet of commercial properties, all of which are leased to automobile dealers and other auto parts and accessories retailers. As of that date, the properties were all leased, except a space of 1,600 square feet was used as the Company's administrative offices. Our rental properties provide us with a relatively consistent source of revenues. It is estimated that approximately 80% of the Company's revenues will be derived from rental income on the leased commercial spaces and structures, and from the management fees.

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

Results of Operation

For the three months ended June 30, 2003, the Company generated revenue of $327,094, primarily from rental income. From January 28, 2003 (inception) to June 30, 2003, the total revenues of the Company were $558,284. For the three months ended June 30, 2003, the total operating expenses, primarily consisting of selling, general and administrative, were $72,861. For the period from January 28, 2003 (inception) to June 30, 2003, the Company's operating expenses were $120,818, of which depreciation expense accounted for approximately 61.5%, and salaries expenses 23.2%. In addition to general and administrative expenses, for the three months ended June 30, 2003, the Company also incurred interest expense of $23,590, and provision for income taxes of $10,730.

For the three months ended June 30, 2003, the net income of the Company was $208,402, or $.006 per share. From January 28, 2003 (inception) to June 30, 2003, the net income of the Company was $359,703, or $.01 per share.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash balance of $109,324. For the period from January 28, 2003 (inception) to June 30, 2003, the operating activities of the Company provided $498,418 of net cash, investing activities used $6,550,954 of net cash, of which $4,143,281 was used to acquire a commercial building and improvements, and $2,367,965 of cash was used to invest in two real estate projects. For the period ended June 30, 2003, the Company's financing activities provided $6,161,701 of net cash to the Company, of which $4,349,560 was from shareholders' capital contribution, and $1,812,141 was from short-term loan. We believe that our cash position and operating income will meet our anticipated cash needs for at least the next 12 months. However, future cash flows are subject to a number of variables. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.


ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           N/A

Item 2.    Changes in Securities

           N/A

Item 3.   Defaults Upon Senior Securities

          N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          N/A

Item 5.   Other Information

          N/A

Item 6.    Exhibits and Reports on Form 8-K

           1) Exhibits

              99.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2   Certification by Chief Financial Officer Pursuant
                     Section 906 of the Sarbanes-Oxley Act of 2002

           2) Reports on Form 8-K

              On April 21, 2003, the Company filed a Current Report on Form 8-K, under Item 1, 2, 5, 6, 7, and 8, to report change in control of Registrant in which Brook Industries Corp. entered into a Share Exchange Agreement with Oriental Automotive Parts Development Co., Ltd. pursuant to which Oriental Automotive Parts Development Co., Ltd acquired controlling shares of the Brook's capital stock.



                                     SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Oriental Automotive Parts Development (China) Co., Ltd.


By:   /s/ Hongwei Zhang
-----------------------------------------
   Hongwei Zhang, Chief Executive Officer

Date:  August 15, 2003



     /s/ Yizhong Wu
By: -----------------------------------
    Yizhong Wu, Chief Financial Officer


Date: August 15, 2003

                               CERTIFICATION


I, Hongwei Zhang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oriental Automotive Parts Development (China) Co., Ltd.;

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


     /s/  Hongwei Zhang
-------------------------------------
Hongwei Zhang, Chief Executive Officer
Date:  August 15, 2003





                                 CERTIFICATION


I, Yizhong Wu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oriental Automotive Parts Development (China) Co., Ltd.;

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


     /s/ Yizhong Wu
-------------------------------------
Yizhong Wu, Chief Financial Officer


Date:  August 15, 2003