Form 10QSB
period 2003-09-30
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2003-11-14
CIK 1186699

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _____________ to ______________

            Commission file number:               000-50024
                                     _____________________________________

             ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.
 -------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

                Delaware                            55-0793382
 ----------------------------------   ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

        20 Chapin Road, Unit 1004, P.O. Box 398, Pine Brook, NJ 07058
--------------------------------------------------------------------------
               (Address of principal executive offices)

                           (973) 882-8857
--------------------------------------------------------------------------
                      (Issuer's telephone number)

                                 N/A
--------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares of common tock, $0.1 par value, as of November 12, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                 ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.


                                   FORM 10-QSB

                                      INDEX


                         PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  BALANCE SHEET
   As of September 30, 2003 (Unaudited)................................     3

  STATEMENTS OF INCOME
   For the Three Months Ended September 30, 2003 and for the Period
   from January 28 (inception) to September 30, 2003(Unaudited)........     4

  STATEMENTS OF CASH FLOWS
   For the Period from January 28 (Inception) to
   September 30, 2003 (Unaudited)......................................     5

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)............................     6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....    10

Item 3.   CONTROLS AND PROCEDURES......................................    13

                      PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS............................................    14
Item 2.   CHANGES IN SECURITIES........................................    14
Item 3.   DEFAULTS UPON SENIOR SECURITIES..............................    14
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    14
Item 5.   OTHER INFORMATION............................................    14
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................    14

SIGNATURE..............................................................    15

                       PART I.   FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


         ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                              BALANCE SHEET
                       September 30, 2003 (Unaudited)



                                ASSETS
CURRENT ASSETS
 Cash...................................................    $   272,821
 Accounts receivable....................................        166,314
 Loan Receivable, current portion.......................         12,082
 Prepaid expenses.......................................         63,968
 Other receivable.......................................          2,538
                                                            -----------
    TOTAL CURRENT ASSETS................................        517,904

PROPERTY AND EQUIPMENT
 Building and improvements..............................      4,143,331
 Office equipment.......................................          4,612
 Office furniture & fixtures............................            261
                                                            -----------
     Total property and equipment.......................      4,148,204
     Less: accumulated depreciation and amortization....      (121,767)
                                                            -----------
   NET PROPERTY AND EQUIPMENT...........................      4,026,437

OTHER ASSETS
 Loan Receivable........................................         24,143
 Investments............................................      2,464,631
                                                           ------------
   TOTAL OTHER ASSETS...................................      2,488,794

TOTAL ASSETS............................................   $  7,033,135
                                                           ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.......................................   $    205,181
 Unearned revenue.......................................          3,008
 Note payable, due within one year......................      1,812,229
 Other accounts payable.................................         27,723
 Tenants' security deposits.............................         51,951
                                                           ------------
   TOTAL CURRENT LIABILITIES............................      2,100,092

STOCKHOLDERS' EQUITY

 Common stock, $.1 par value, 80,000,000 shares authorized,
  36,000,000 issued and outstanding.....................      3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares
  authorized, No shares issued and outstanding..........              -

 Additional Paid-in Capital.............................        749,349
 Accumulated other comprehensive........................            367
 Retained earnings......................................        583,327
                                                           ------------
   TOTAL STOCKHOLDERS' EQUITY...........................      4,933,043
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $ 7,033,135
                                                           ============


     The accompanying notes to financial statements are an integral part of these statements.

        ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                          STATEMENTS OF INCOME
                              (Unaudited)

                                       For the Three-Month    For the Period From
                                           Period Ended    Jan. 28, 2003 (Inception)
                                          Sept. 30, 2003        to Sept. 30, 2003
                                        ------------------  -----------------------
SALES...............................    $   2,122,381            $   2,680,666
COST OF GOODS SOLD..................        1,730,790                1,730,790
SALES TAXES.........................           20,637                   49,724
                                        -------------            -------------
GROSS PROFIT........................          370,954                  900,152

OPERATING EXPENSES
 Selling expenses...................            7,222                    7,222
 General and administrative expenses           83,091                  203,909
                                        -------------            -------------
   Total Operating Expenses.........           90,313                  211,131

INCOME FROM OPERATIONS..............          280,641                  689,021

OTHER INCOME (EXPENSES)
 Interest expense...................         (29,874)                 (61,803)
                                        -------------            -------------

INCOME BEFORE INCOME TAX PROVISION..         250,767                   627,218
 Provision for income taxes.........          27,143                    43,891
                                        ------------            --------------
NET INCOME..........................     $   223,624               $   583,327
                                        ============            ==============

Net Income Per Share:
 Basic..............................     $     0.006               $     0.016
                                        ============            ==============
 Diluted............................     $     0.006               $     0.016
                                        ============            ==============

Weighted average common shares and common share equivalents:

 Basic..............................      36,000,000                36,000,000
                                        ============            ==============
 Diluted............................      36,000,000                36,000,000
                                        ============            ==============


           The accompanying notes to financial statements are an integral part of these statements.


             ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                           STATEMENT OF CASH FLOWS

             For the Period From January 28, 2003 (Inception) to
                             September 30, 2003
                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................       $   583,327
Adjustments to reconcile net income to net
 Cash provided by operating activities:
  Depreciation and amortization..........................           121,767
  Change in operating assets and liabilities:
   Accounts receivable...................................         (166,314)
   Inventory.............................................             (181)
   Prepaid expenses......................................          (63,968)
   Other receivable......................................           (2,538)
   Accounts payable......................................           205,181
   Unearned revenue......................................             3,008
   Other accounts payable................................            27,723
   Tenants' security deposits............................            51,951
                                                              -------------
   Net cash used in operating activities.................           498,418

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan receivable.........................................          (36,232)
 Purchase of office equipment and furniture..............           (4,879)
 Acquisition of building and improvements................       (4,143,281)
 Investments in real property............................       (2,464,616)
                                                              -------------
  Net cash used in investing activities..................       (6,649,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceed from short-term loan............................         1,812,141
 Proceeds from issuance of common stock..................         4,349,560
                                                               ------------
  Net cash provided by financing activities..............         6,161,701

  Effect of exchange rate changes on cash................               172

Net increase in cash.....................................           272,821

CASH, beginning of period................................                 -

CASH, end of period......................................       $   272,821
                                                               ============


Supplemental Disclosures of Cash Flow Information:

  Cash paid for income taxes.............................       $    43,891
                                                               ============
  Cash paid for interest.................................       $    61,803
                                                               ============


               The accompanying notes to financial statements are an
                         integral part of these statements

          ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                 Notes to Financial Statements (Unaudited)
                            September 30, 2003

NOTE 1.  NATURE OF OPERATIONS

Oriental Automotive Parts Development (China) Co., Ltd. ("the Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). On April 8, 2003, Brook issued 35,900,000 shares of its common stock to acquire all capital stock of Oriental Automotive Parts Development Co., Ltd., a company incorporated in Shanghai, China ("Oriental"). As a result of the acquisition, Oriental became Brook's controlling shareholder and Brook's name was changed to "Oriental Automotive Parts Development (China) Co., Ltd."

The Company is primarily in the business of acquiring, developing and managing suburban commercial real estate properties in China and leasing these properties to automobile dealers, specialized retailers of automotive parts and accessories. The Company also engages in sales of new automobiles, auto parts and accessories to individuals and corporate customers as well as providing business consulting services starting from July 2003.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2002, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

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

Foreign Currency Translation

The functional currency of the Company's operations in China is Renminbi
(RMB). Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity.

Property and Equipment

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

Revenue and Expenses

The Company's financial statements are prepared using the accrual method of accounting. Revenue is recognized in the period in which it is earned and expenses are recognized in the period in which they are incurred.

Income Taxes

According to stipulations of local tax authority, the Company is a private-run enterprise. The income tax rate is determined based on the sources of income. The income tax for its auto parts wholesales business is calculated as 0.6% of its sales revenue, of which 0.5% is business income tax and 0.1% is investor's individual income tax. The income tax for its commercial lease and consulting business is calculated as 4.8% of the revenues, consisting of 4% for business income tax and 0.8% for individual shareholder tax.

Fair Value of Financial Instruments

The current carrying value of the Company's cash, loan receivable, and notes payable approximates their fair values at September 30, 2003.

Critical Accounting Policies

The Company considers the valuation of investment and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

Forward Looking Statements

When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer caused delays, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements

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

NOTE 3.   REVENUE  BY CATEGORY

For the period ended September 30, 2003, the Company's revenue consist of the followings:

        Sales of automobiles parts & accessories        $ 1,779,249
        Rental income                                       796,123
        Business consulting income                           97,445
        Other income                                          7,849
                                                         ----------
        Total revenue                                   $ 2,680,666

NOTE 4.   RELATED-PARTY TRANSACTIONS

The Company leases its main office space from a related party, Shanghai Orient Auto Parts Co., Ltd. under a three-year lease. The President of the Company also serves as the President of Shanghai Orient Auto Parts Co., Ltd. The rent the Company paid is lower than the current market rate.

The Company also sells and purchases auto parts from Shanghai Orient Auto Parts Co., Ltd., representing 5.28% of its total sales and 27% of its total purchases as of September 30, 2003. The activities between the Company and Shanghai Orient Auto Parts Co., Ltd. resulted in the following items included in the financial statements:

      Accounts receivable              $  45,481
      Accounts payable                 $ 169,867

The Company has invested in three separate projects with three other related parties totally $2,464,631:

 1) $422,853 with Shanghai Mingzhu Logistics Co., Ltd. (Shanghai Mingzhu) to develop a commercial rental property located at No. 35 Dingbian Road in Shanghai, China;

 2) $1,316,886 with Shanghai Puzhiwei Investment Co., Ltd. to set up a joint enterprise in Hangzhou Motor Industry & Trade Zone of China.

 3) $724,892 to set up a new company, Wuhan Orient Auto Parts Co., Ltd., in Wuhan China.

NOTE 5.   SHORT-TERM LOAN FROM BANK

On February 27, 2003, the Company borrowed a commercial loan of $1,812,229 from Bank of Shanghai, Zhenxin Branch, secured by business property of Shanghai Mingzhu Logistics Co., Ltd. The loan bears a monthly interest of 0.48675%, which is payable quarterly.

NOTE 6.   LEASE COMMITMENTS

The Company leases office space from a related party under a non-cancelable operating lease. The lease agreement commenced in January 2003 and ends December 2005, with mandatory 5% rent increase annually. The following is the future minimum rent expense for the years ending December 31:

              For the Year Ended
                 December 31,
           ------------------------
              2003      $  9,271
              2004         9,735
              2005        10,222
           -----------------------
             Total      $ 29,228

The rent expense for the period ended September 30, 2003 was $6,946.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements. Such statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

General

Oriental Automotive Parts Development (China) Co., Ltd. (the "Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). Brook was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. Since inception Brook had conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement with the Securities and Exchange Commission on Form 10-SB. Brook had no operating history, no assets and no revenues from operations until April 8, 2003 when Brook issued 35,900,000 shares of its common stock to acquire all capital stock of Oriental Automotive Parts Development Co., Ltd., a company incorporated in Shanghai, China ("Oriental"). As a result of the acquisition, the shareholders of Oriental became the controlling shareholders of Brook. As such, the acquisition was accounted for as a reverse acquisition.

Following the acquisition, the Certificate of Incorporation of Brook was amended, the name of "Brook Industries Corp." was changed to "Oriental Automotive Parts Development (China) Co., Ltd.", and the authorized total number of stock shares was increased to 100,000,000 shares, consisting of 80,000,000 shares of common stock with par value of $0.1, and 20,000,000 shares of preferred stock with par value of $0.1.

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

Business

The Company is comprised of two principal business segments: (1) Commercial real estate operations, which acquires, develops and manage suburban commercial real estate properties, and then leases to automobile dealers, specialty retailers of automotive parts and accessories under long-term leases; and (2) Automobile sales and auto parts retail operations, which sells brand new automobiles, automotive parts and accessories to individuals and corporate customers. The Company is a traditional corporation rather than a real estate investment trust; thus, it may reinvest its earnings without the minimum dividend requirements of a real estate investment trust.

Commercial Real Estate Operations

The Company's primary business is to acquire, develop, and manage commercial real estate properties, and then lease them to automobile dealers and other auto parts and accessories retailers. The purpose of the Company's ownership in real estate properties is primarily for income, not for possible capital gains. In addition to property management, the Company also provides its corporate tenants with single-point solutions to all of their commercial services needs, such as commercial registration, storage services, marketing and advertising, logistic support, auto parts testing, ratification services, salesperson training, accounting, and tax return assistance.

Substantially all of the Company's real commercial properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, property insurance and utilities. We perform all property management, accounting, finance, marketing and advertising activities for those automobile dealers and other auto parts and accessories retailers in exchange for certain amount of fees.

Automobile Sale and Auto Parts Retail Operations

The Company is, to a lesser extent, engaged in the auto parts and accessories retail business, primarily serves do-it-yourself customers and, to a lesser extent, commercial customers. During the quarter ended September 30, 2003, the Company opened its retailer store, which carries an extensive product line for domestic and imported cars, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories, with nationally known brand names, as well as private label automotive parts. The Company does not derive revenue from automotive repair or installation.

Since its inception in January 2003, the Company's revenues were primarily derived from its rental income, which was generated from leasing the Company's commercial properties to automobile dealers and other auto parts and accessories retailers. During the quarter ended September 30, 2003, the Company opened its retailer store, accordingly, the Company started to generate sales from auto parts and accessories retail.

Results of Operation

Revenues. For the three months ended September 30, 2003, the Company generated revenue of $2.12 million, of which $1.78 million, or 83.8%, were from sales of automobiles parts and accessories, and approximately $330,000 was from rental income. From January 28, 2003 (inception) to September 30, 2003, the total revenues of the Company were $2.68 million, of which $1.78 million, or 66.4%, were from sales of automobiles parts and accessories, and $796,123, or 29.6%, was from rental income.

Operating Expenses. For the three months ended September 30, 2003, the total operating expenses, primarily consisting of selling, general and administrative, were $90,313, of which $47,376, or approximately 52%, was depreciation and amortization expenses, $7,222, or 8.0%, was selling expenses. For the period from January 28, 2003 (inception) to September 30, 2003, the Company's operating expenses were $211,131, of which depreciation expense accounted for about 57.7%.

Interest Expenses and Provision for Income Taxes. In addition to general and administrative expenses, for the three months ended September 30, 2003, the Company also incurred interest expense of $29,874, and provision for income taxes of $27,143. For the period from January 28, 2003 (Inception) to September 30, 2003, the Company's interest expenses were $61,803, and provision for income taxes was $43,891.

Net Income. For the three months ended September 30, 2003, the net income of the Company was $223,624, or $.006 per share. From January 28, 2003 (inception) to September 30, 2003, the net income of the Company was $3583,327, or $0.016 per share.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily by cash generated from operations and with short-term borrowing. At September 30, 2003, the Company had cash balance of $272,821, as compared to $109,324 at June 30, 2003.

For the period from January 28, 2003 (inception) to September 30, 2003, the Company's operating activities provided $759,956 of net cash, investing activities used $6.65 million of net cash, of which $4.14 million was used to acquire a commercial building and improvements, and $1.15 million of cash was used to invest in two real estate projects, and $1.13 million was used to set up a joint enterprise in Hangzhou, China. For the period ended September 30, 2003, the Company's financing activities provided $6.16 million of net cash to the Company, of which $4.35 million was from shareholders' capital contribution, and $1.81 million was from short-term loan.

The Company believes that its current cash and cash equivalents and cash generated from operations will meet its anticipated cash needs for at least the next 12 months. However, the Company may need additional cash in the future to meet the needs of increased business activities and acquisition of additional property and equipment. If it is unable to generate adequate operating cash flows, the Company may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to us, or at all.


Item 3.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings, under the Securities Exchange act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in its periodic filings.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                    PART II.    OTHER INFORMATION


Item 1.    Legal Proceedings:   N/A

Item 2.    Changes in Securities:   N/A

Item 3.    Defaults Upon Senior Securities:   N/A

Item 4.    Submission of Matters to a Vote of Security Holders:  N/A

Item 5.    Other Information:  N/A

Item 6.    Exhibits and Reports on Form 8-K

    1)     Exhibits:

    31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    2)     Reports on Form 8-K:   None.



                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Oriental Automotive Parts Development (China) Co., Ltd.



By:   /s/ Hongwei Zhang
--------------------------------------
Hongwei Zhang, Chief Executive Officer

Date:  November 12, 2003


By:   /s/ Yizhong Wu
-------------------------------------
Yizhong Wu, Chief Financial Officer


Date: November 12, 2003