Form 10KSB
period 2003-12-31
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2004-04-15
CIK 1186699

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

(Mark one):

  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2003.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-50024

            ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.
                (Name of small business issuer in our charter)

             DELAWARE                               55-0793382
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

                   1926 Cao An Road, Shanghai, 201824, China
  -----------------------------------------------------------------------
           (Address of principal executive office, including Zip Code)

                 Issuer's telephone number: (973) 882-8857

         Securities registered under Section 12(b) of the Exchange Act:

                                   None

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.1 per share
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.       [ ]

State issuer's revenues for its most recent fiscal year:   $5,523,969

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of
affiliate in Rule 12b-2 of the Exchange Act.)   N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,000,000 shares Common Stock, $0.1 par value, as of April 12, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]



                         TABLE OF CONTENTS


                                PART I

ITEM 1.  Description of Business...............................      3
ITEM 2.  Description of Property...............................      9
ITEM 3.  Legal Proceedings.....................................     11
ITEM 4.  Submission of Matters to a Vote of Security Holders...     11

                                PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters   11
ITEM 6.  Management's Discussion and Analysis or Plan of Operation  13
ITEM 7.  Financial Statements..................................     22
ITEM 8.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.................     22
ITEM 8A. Controls and Procedures...............................     23

                               PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
           Persons: Compliance With Section 16(a) of the
           Exchange Act.........................................   23
ITEM 10. Executive Compensation.................................   23
ITEM 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...........   26
ITEM 12. Certain Relationships and Related Transactions.........   27
ITEM 13. Exhibits and Reports on Form 8-K.......................   28
ITEM 14. Principal Accountant Fees and Services.................   30

SIGNATURES

                                  PART I


Item 1.  DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp ("Brook"). Brook was formed as a "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. Prior to April 8, 2003, other than filing of a registration statement on Form 10-SB and periodic reports pursuant to Exchange Act of 1934 with the Securities and Exchange Commission, Brook virtually conducted no businesses until April 8, 2003 when Brook issued 35,900,000 shares of its common stock to acquire all the capital stock of Oriental Automotive Parts Development Co., Ltd., a private operating company organized in Shanghai, China ("OAPD").

As a result of the acquisition, the shareholders of OAPD received a substantial majority of our common shares and the control of our board of directors. This transaction is, therefore, a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by a private company for the net monetary assets of the public corporation, accompanied by recapitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible assets are recorded. For accounting purpose, OAPD is the acquirer, and its equity accounts were adjusted for the share exchange and carried forward. Prior accumulated deficits of Brook were adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earning of OAPD. As such, the financial statements for the periods prior to the merger are those of OAPD.

Following the reverse acquisition, the name of Brook was changed to "Oriental Automotive Parts Development (China) Co., Ltd." ("Oriental"), and the total number of Oriental's authorized capital shares was increased to 100,000,000 shares, consisting of 80,000,000 shares of common stock, par value of $0.1, and 20,000,000 shares of preferred stock, par value of $0.1.

OAPD was incorporated on January 28, 2003 under the laws of the People's Republic of China. In July 1997, the principal shareholders of OAPD formed a company named "Shanghai Oriental Automotive Parts City Co., Limited" ("Shanghai Oriental") to engage in the business of ownership, development, leasing and management of real commercial properties in Shanghai, China.
In January 2003, Shanghai Oriental was reorganized for the purpose of improving its capital structure and allowing its shareholders more flexibility to raise funds. As a result, a group of Shanghai Oriental's shareholders, led by Hongwei Zhang, our chief executive officer and the controlling shareholder, acquired a portion of Shanghai Oriental's assets, properties and businesses from the original shareholders of Shanghai Oriental, valued at approximately US $4.35 million. The operating assets we acquired from Shanghai Oriental, primarily consisting of a rental property with approximately 61,700 net rentable square feet of spaces from the first to the third floor in a five-story commercial building located on 1926 Cao An Road, Shanghai, China, were represented approximately 13.1% of the total operating assets of Shanghai Oriental. This reorganization was accounted for on purchase method basis. Following the reorganization, a new company, OAPD, was established on those acquired assets, properties and businesses. Shanghai Oriental has no basis of control of Oriental.

Some of our executive officers and directors, including Hongwei Zhang, our chief executive officer and the controlling shareholder, are also served as executive officers and directors of Shanghai Oriental. Our shareholders who hold more than 5% of our common stock are also shareholders of Shanghai Oriental. When we acquired certain portion of the assets and business from Shanghai Oriental, Shanghai Oriental agreed that, after the reorganization, it will no longer participate in any business opportunities in the development and leasing of commercial real properties, and it will no longer participate in any business opportunities in the sales of auto parts. All the business opportunities available will be taken by Oriental.

On August 30, 2002, we issued 5,000,000 shares of our common stock to Hong Ding as consideration for her services in connection with our incorporation. On April 8, 2003, we entered into a stock purchase agreement with OAPD, by which we issued an aggregate of 35,900,000 shares of our common stock to the shareholders of OAPD in the above mentioned reverse merger transaction in exchange for all of OAPD's capital shares. Immediately prior to the transaction, Hong Ding returned 4,900,000 shares of the common stock she owned for cancellation.

Business

We operate in two segments, commercial real property leasing and wholesaling of auto parts. Our business revenue is primarily generated from leasing of our only property located in Shanghai, China. For the period from January 28, 2003 (the date of our operation) to December 31, 2003, we had gross profit of $1,474,436, of which $1,131,402, or 76.8%, was derived from rental income. $219,780 or 14.9%, of our gross profit was derived from sales of auto parts.

We have no web site that is used for commercial purposes, and we have no current plan to set up such a web site.

Property Rental Operations

We are primarily in the business of owning, developing, and managing commercial real properties, which are leased to automobile dealers, specialty retailers of automotive parts and accessories under long-term leases. We currently own only one real property, which contains approximately 61,700 net rentable square feet of spaces from the first to the third floor in a five-story commercial building located near transportation corridors in the northwestern suburbs of Shanghai, China. For the period from January 28, 2003 to December 31, 2003, approximately 76.8% of our gross profit was derived from rental income.

We have only three tenants, who have leased approximately all of our rentable spaces. The commercial spaces of the first floor of the building, approximately 15,672 square feet, are leased to Shanghai Donghuan Auto Parts Co., Ltd., an automotive parts whole seller, for annual rental income of approximately $449,825. The spaces from the second to the third floor of the building, approximately 42,375 square feet, are leased to Shanghai Yiyuan Logistics Ltd., an automotive parts distributor, for annual rental income of approximately $521,231. The exterior spaces of the building, approximately 3,660 square feet, were leased to Shanghai Yiyang Auto Consulting Services Co., Ltd. for outdoor advertising purpose for annual rental income of approximately $108,695. Shanghai Yiyang Auto Consulting Services Co., Ltd. is a business service corporation specializing in advertising for automobile related products.

The purpose of our ownership in a real property is primarily for income, not for capital gains. We lease our property under net leases, by which tenants are required to pay all expenses relating to the leased property and therefore, we are not responsible for payment of expenses, such as maintenance, utilities, taxes and insurance with such property. Rental payments are paid by quarterly.

Except for the exterior spaces of the building, the real property we lease is used by our tenants as a trade mart. A trade mart is a facility that allows wholesalers, principally manufacturers and their sales agents and retailers to offer their goods to a broad range of customers at a single location. In recent years trade marts become more and more popular in China that when a person has a specific kind of products in mind to purchase, he or she most often shops at a trade mart that is specially designed for such specific kind of category of products. A trade mart not only offers wholesalers and retailers permanent showrooms for year round exhibition of their products, but also provides buyers an opportunity to view, compare, and complete their shopping in a single place rather than having to travel to a number of different shopping places (one stop shopping).

A trade mart is generally located in a place that offers convenient transportation and adequate infrastructure to support a large number of attendees. The success of a particular trade mart depends upon its ability to attract tenants of a broad range of products, which in turn attracts a substantial number of buyers. Similarly, a tenant of merchandise seeks the opportunity to sell its products to the broadest number of buyers.

Our property is leased to corporate tenants. From time to time, they may need certain commercial services, such as commercial registration, storage services, marketing and advertising, logistic support, auto parts testing, accounting, and governmental incentive tax return assistance. We usually assist them to locate appropriate agencies to provide them with such services, for which we receive no fees.

We also offer property management consulting service, as a sideline, to auto parts related business entities. The amount of the fees we received from such consulting has been and will continue to be very small and insignificant. For the period from January 28, 2003 to December 31, 2003, our revenue from consulting was $123,254, or 2.2%, of our total revenues. Management does not consider it as a segment.

Recent Development

In February 2003, we entered into an agreement with Shanghai Minzhu Logistics Co., Ltd. to jointly develop a commercial real property, approximately 30,100 square feet, on 35 Dingbian Road, Shanghai, China. The land, valued at RMB1.46 million, or approximately US$176,435, is owned by Shanghai Minzhu, who lacks capital to develop and make improvements.
We invested a total of RMB 4.5 million, or approximately $543,695, of capital and Shanghai Minzhu contributed the land, personnel and other resources, to develop the property. The project is conducted by Shanghai Minzhu. The project is expected to be completed in August 2004. After its completion, the property will be either sold to or rent to auto parts related business entities. Pursuant to the agreement, we have no equity interest in the property, but we are entitled to receive 70% of after-tax profit.

In May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. ("Shanghai Puzhiwei") to form a joint venture, Wuhan Oriental Auto Parts City Co., Ltd., to develop a commercial real property in Wuhan, a large city in Central China with population of more than 7 million. The development site is located in Wuhan Economic and Technology Development Zone in the City of Wuhan, China. The project calls for the construction of a commercial building with aggregate spaces of approximately 724,430 square feet. The total project costs are estimated at approximately $21.7 million. After its completion, a substantial portion of the commercial spaces are expected to lease to third party auto parts related business entities.

We have contributed RMB 6 million, or $724,927, to the joint venture in exchange for 30% of equity, and the remaining 70% is owned by Shanghai Puzhiwei, a project investment company organized in China. The joint venture will be responsible for its own financing and operations. We adopted the equity method of accounting for this joint venture. The project started in October 2004 and is expected to be completed by July of 2006.

In February 2003, we planed to develop a commercial real property in Hangzhou Motor Industrial & Trade Zone of Hangzhou, the capital city of Zhejian Province, China. The total costs of this project were estimated at RMB 15 million, or $1.81 million. The property, if completed, was intended to lease to auto parts related business entities. In October 2003, the local government unexpectedly changed its land granting policy from administrative approval to auction, in which we lost. Therefore, the project was canceled, and the funds, RMB 15 million, we borrowed from a bank in Shanghai, China for this project was repaid.

Sales of Auto Parts

Since July 2003, we have been also engaged in the business of wholesaling of auto parts. For the period ended December 31, 2003, we had net sales of $4.27 million, and approximately $219,779, or 14.9% of our gross profit was derived from sale of auto parts.

The auto parts we sell include new and remanufactured automotive hard parts and maintenance items, such as alternators, water pumps, brake parts, clutches and shock absorbers, oil and lubrication products, antifreeze, and batteries, spark plugs, belts and hoses.

We are currently applying for government license to be an automobile dealer. We have obtained government permit to sell light tricks, and our application for cars are still in pending. After receiving all the permits, we intend to start to sell brand new automobiles as well. As of December 31, 2003, no automobiles were sold.

Suppliers and Customers

Because we are a newcomer in business, our current sales are not stable and our sales volume is low. We have not entered any purchase or sales contracts with any of our corporate suppliers or customers. For the period ended December 31, 2003, we had eleven suppliers and seven customers. We may, in the future, negotiate long-term contracts with certain suppliers, which allows us to achieve more favorable terms and pricing. We believe that alternative sources of supply exist, at similar cost, for substantially all types of products we sell. We also believe that our relationships with suppliers and customers are satisfactory.

We select our suppliers based upon several criteria, including product availability, product quality, price, and brand recognition. We regularly review each product supplier to evaluate and compare price, quality, and service and, if appropriate, changes suppliers.

For the period ended December 31, 2003, we purchased products from eleven suppliers, of which two significant suppliers who accounted for 10% or more of our purchases were Shanghai Yuanfang Tech Development Co., Ltd. (62.3%) and Shanghai Oriental Auto Parts City., Ltd. (16.7%). For the same period, we sold our products to seven corporate customers, of which two significant customers who accounted for 10% or more of our total sales were Shanhai Wumao Material Trade Co., Ltd. (40.1%) and Shanghai Yunlin Chemical Industry Co., Ltd. (10.7%).

We have no warehouses. Our suppliers drop all the products directly to our customers, or our customers pick up the products by themselves.

Marketing and Advertising

We seek out tenants through personal contacts and introduced by our officers and directors. Our commercial property is located in a developed and highly populated area which attracts prospective tenants to our property. We have no specific marketing and advertising program for each of our two business segments, and we have no current plans to have such marketing or advertising programs. However, our tenants may have their own marketing or advertising program at their own expenses. From time to time, we may consolidate marketing and advertising activities conducted by our tenants, through which our tenants are able to benefit from economies of scale and achieve better results, and on the other hand, we are able to develop brand name recognition of our commercial property.

Business Strategy

Our business strategy is to keep our tenants and customers satisfied, and when market conditions permit and financing is available, to acquire one or more new commercial rental properties in selected large cities in China.

Keep Our Tenants and Customers Satisfied. We manage our property with an emphasis on tenant satisfaction and retention. We strive to be responsive to the needs of our tenants through our professional management staff and by resolving issues relating to tenant satisfaction and day-to-day operations. In our sales of auto parts operations, we intend to negotiate long-term contracts with suppliers, which allows us to achieve more favorable terms and pricing, and pass these benefits through our customers.

Developing Brand Name Recognition to Our Rental Property. From time to time, our tenants may have their own marketing or advertising program at their own expenses, by coordinating and consolidating their marketing and advertising activities, we may develop brand name recognition to our rental property. From tenants' point of view, they may enjoy the benefits of economies of scale and achieve better results.

Competitive Prices. We offer our rental property and products at competitive prices. We monitor the market pricing level closely. To assure our competitive prices in sales of auto parts, we plan to have a "price matching" policy and supplement it with reduced prices on selected products based on the volume of sales.

Product Availability. We seek to make available to our customers a broad selection of high quality products as much as we can on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers.

Knowledgeable Associates. Our employees are encouraged to be professional, courteous and responsive to customers. We emphasize customer services and technical knowledge, and we want our employees to be able to provide a high level of service to those sophisticated purchasers.

External Growth. We intend, subject to capital availability and market conditions, to selectively acquire one or more income producing commercial real properties in large cities with more than 6 million of population in China.

Environmental Matters

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remediation of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substance. The presence of hazardous substances, or the failure to properly remediate them, may have a material adversely effect on our results of operations and financial condition. Neither we nor our tenants handle hazardous materials as part of our operations. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. We believe that we are in material compliance with these laws and regulations.

From our inception to December 31, 2003, we did incur any costs in complying with environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material effect on our results of operation and financial condition. However, no assurance can be given that China's environmental authorities will not impose more stringent regulations which could have a material adverse effect on our results of operation and financial condition.

Patents and Trademarks

We do not own any patents or trademarks.

Insurance

We carry customary insurance for our businesses. However, we do not insure net leased property where the tenants are responsible to provide appropriate amounts of insurance. We believe that the insurance coverage for our businesses is adequate.

Product Research and Development

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2003, we had 22 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees are represented by trade unions. We consider our employee relation to be satisfactory.


Item 2.       DESCRIPTION OF PROPERTY

Our executive offices occupy approximately 1,600 square feet on the fourth floor of 1926 Cao An Road, Shanghai, 201824, China, and are rented from Shanghai Orient Auto Parts City Co., Ltd, a related party, under a three-year lease, which expires on December 31, 2005. The lease payment is $733 per month, subject to mandatory annual increase of 5%. We believe that our executive office space is adequate for our current needs for the next twelve months.

We currently own only one property. That is, three floors (from the first to the third floor) of spaces, approximately 61,700 square feet of gross leasable area, in a five-story commercial building, located at 1926 Cao An Road, Shanghai, 201824, China, which we use in the operations of our business, as described below. There are no mortgages, liens or other encumbrances against the property. There is no option or contract to purchase or sell this property.

Description of Real Estate and Operating Data

The commercial spaces on the property as described above are currently net leased to three corporate tenants. The property is currently 100% leased. The material terms of the leases are summarized in the following table:

                                               Effective
         Square Feet    Monthly           Annual Rental  Rental Annual  Date of
Leasee Covered by Lease  Rent     Term   Per Square Foot   Increase   Expiration
------ --------------  --------- ------- --------------- ------------ ----------
  1.      15,672        $37,462   3 years     $28.68           2%     Feb. 2006
  2.      42,375        $43,410   3 years     $12.24           2%     Feb. 2006
  3.      3,660          $9,063   3 years     $29.76           3%     Feb. 2006


Notes:

1. The commercial spaces of the first floor of the building, approximately 15,672 square feet, are leased to Shanghai Donghuan Auto Parts Co., Ltd., an automotive parts wholesaler, for annual rental income of approximately $451,704, subject to annual increase of 3%.

2. The commercial spaces from the second to third floor of the building, approximately 42,375 square feet, are leased to Shanghai Yiyuan Logistics Co., Ltd., an automotive parts distributor, for annual rental income of approximately $520,920, subject to annual increase of 3%.

3. The exterior spaces of the property, approximately 3,660 square foot, are leased to Shanghai Yiyan Auto Consulting Ltd., an advertising agency specializing in auto industry, for outdoor advertising purposes. The annual rental income is $108,761, subject to annual increase of 3%.

All the leases are paid on quarterly basis. In addition to the spaces that have been leased out, an approximately 1,291 square feet of space in the first floor of the property has not been leased to any parties. This space is currently reserved for our proposed auto sales.

There are no present plans for the renovation, improvement or development of this property. We believe that the property is adequately covered by insurance.

Development Project

In May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. ("Shanghai Puzhiwei") to form a joint venture, Wuhan Oriental Auto Parts City Co., Ltd., to develop a commercial real property in Wuhan, a large city in Central China with population of more than 7 million. The development site is located in Wuhan Economic and Technology Development Zone in the City of Wuhan, China. The project calls to build a commercial building with aggregate commercial space of approximately 724,430 square feet. The total costs of this project are estimated at approximately $21.7 million. After its completion, a substantial portion of the commercial spaces are expected to lease to third party auto parts related business entities. We invested $724,927 in the joint venture in exchange for 30% of its equity, and the remaining 70% is owned by Shanghai Puzhiwei. The joint venture will be responsible for its own financing and operations. The project started in October 2004 and is expected to be completed by the end of 2006.

Investment Policies

We have no established policy with respect to investments on real estate or interests in real estate. However, we intend that substantially all of our investments will be income-producing commercial real properties. There are no limitations on the percentage of assets which may be invested in any one investment or type of investments. Our board of directors may set such policy without a vote of our shareholders. We will not invest in real estate mortgages, and we will not invest securities of or interests in real estate investment trusts, partnership interests, or other persons primarily engaged in real estate activities.

We do not plan to limit the geographical area in which we may invest, but we expect that all of our investments will be made within China, most likely in one or more large cities of China. Once a property is acquired, we plan to lease primarily to automobile dealers or auto parts wholesalers or retailers. The leases are expected to be net leases with terms of 3 to 5 years, usually providing for a base minimum annual rent with periodic increases. Net leases typically require the tenants to pay all the operating costs, costs of maintenance, insurance, and real estate taxes related to the property, in addition to lease payments. We will not grant a tenant an option to purchase the property that the tenant leases from us.

We intend to finance our acquisition of commercial properties, if any, through a combination of cash from our operations, borrowing from banks or third parties, and issuance of our equity securities. We may invest in a real property through a joint venture or other similar vehicles. There can be no assurance that any of these plans will be realized. While we have no present intention to raise equity capital for operations in the next twelve month period, the acquisition of, or opportunity to acquire additional commercial real property could create a need to raise additional capital.


Item 3.    LEGAL PROCEEDINGS

There are no legal actions pending against us nor are any legal actions contemplated by us.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2003.

                              PART II



Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is presently no public market for our common stock. We currently intend to engage a broker/dealer to apply to the NASD to have our common stock shares quoted on its OTC Bulletin Board electronic quotation service after our registration statement on SB-2 is declared effective. There can be no assurance that our shares will be listed on the OTC Bulletin Board or any other exchange.

Options, Warrants and Convertible Securities

There are no outstanding options or warrants to purchase, or securities convertible into, our common equity. We have no shares of our preferred stock outstanding.

Dividend Policy

There are no restrictions in our article of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Status, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

    * We would not be able to pay our debts as they become due in the usual course of business; or

    * Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. The declaration of dividends is within the discretion of the board of directors and will depend upon our earnings, capital requirements, financial conditions, and other relevant factors.

Holders

As of December 31, 2003, we had 116 holders of record of our common stock. We have only one class of stock outstanding.

Rule 144 Shares

Our authorized capital stock consists of 80,000,000 shares of common stock, par value $0.1 per share, of which there are 36,000,000 issued and outstanding and 20,000,000 shares of preferred stock, par value $0.1 per share, of which none have been designated or issued.

As of April 12, 2004, all of our outstanding common stock shares are "restricted securities" under Rule 144 of the Securities Act of 1933. Restricted shares may be sold only if they are registered under the Securities Act of 1933 or if an exemption from the registration requirements of the Securities Act is available. On December 2, 2003, we filed a registration statement on Form SB-2 to register 7,565,350 shares of our outstanding shares on behalf of our shareholders. The registration statement has not been declared effective.

In general, under Rule 144as currently in effect, a person who has beneficially owned for at least one year shares privately acquired, directly or indirectly, from us or from our affiliates, and persons who are our affiliates who hold shares (whether or not they are registered) will be entitled to sell within any three month period a number of shares that does not exceed the greater of: (i) 1% of the number of shares of the common stock outstanding which, in our case, will equal 360,000 shares as of the date of this prospectus; or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to certain requirements relating to the manner and notice of sale and the availability of current public information about us. Pursuant to Rule 144(k) a person, who is not our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The SEC states that Rule 144 is not available for resale transactions for securities issued by a blank check company. These securities can only be resold through a registered offering. Accordingly, the 100,000 shares of our common shares owned by Hong Ding will not be able to rely on the provisions of Rule 144. She will instead be required to file a registration statement under Securities Act of 1933 in order to complete any public sales of her shares, which are included under our registration statement on SB-2.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following management's discussion and analysis contains "forward-looking statements" that involve risks, uncertainties, and assumptions. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should," or "anticipates," or similar expressions. They should be read with our financial statements and related notes appearing elsewhere in this prospectus. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on page 3 and elsewhere in this report.

General

We operate in two business segments, commercial real property leasing and wholesaling of auto parts. Our business revenue is primarily generated from leasing of our only property located in Shanghai, China. For the period from January 28, 2003, the date of our operation, to December 31, 2003, approximately 76.8% of our gross profit was derived from rental income, and approximately 14.9% from sales of auto parts.

While we also offer property management consulting service, as a sideline, to auto parts related business entities, the amount of the fees we received from such consulting has been and will continue to be very small and insignificant. For the period covered by this annual report, our revenue from consulting was $123,254, or 2.2%, of our total revenues. Management does not consider it as a segment.

Currently all our revenues are generated in Shanghai, China. We intend to expand into other regions in China, which may reduce the overall risk of having all of our operations concentrated in one city. In May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. to form a joint venture to develop a commercial real property in the City of Wuhan, China. The project calls to build a commercial building with aggregate commercial space of about 724,430 square feet. We contributed
RMB 6 million, or approximately $724,927, in the joint venture in exchange for 30% of its equity. The total project costs are estimated at approximately $21.7 million. The project started in October 2004 and is expected to be completed by July of 2006. After its completion, a substantial portion of the commercial spaces are expected to lease to third party auto parts related business entities. We have no ability to exercise significant influence over operating and financial policies of the joint venture. The project was accounted for on the equity basis.

In February 2003, we entered into an agreement with Shanghai Minzhu Logistics Co., Ltd. to develop a commercial real property, approximately 30,100 square feet, on 35 Dingbian Road, Shanghai, China. We contributed a total of RMB 4.5 million, or approximately $543,695, and Shanghai
Minzhu contributed the land, to develop the property. Shanghai Minzhu operates the project, which is expected to be completed in August 2004. After its completion, the property will be either sold to or rent to auto parts dealers. While we are entitled to receive 70% of after-tax profit, we hold no equity interest in the property. We have no ability to exercise significant influence over operating and financial policies of the project. The project was accounted for on the equity basis.

Except mentioned above, we have no current plan on the purchase or sale of plant and significant equipment for the next twelve months.

Results of Operation from January 28, 2003 (Inception) to December 31, 2003

Revenues. We began our operations on January 28, 2003. For the period from January 28, 2003 to December 31, 2003, 2003, we had three sources of revenues totaling $5.52 million, of which $4.27 million, or 77%, was generated from wholesaling of auto parts, $1.13 million, or 20.5%, from rental income, and $123,254, or 2.2%, from business consulting.

Cost of Good Sold. For the period, we had cost of goods sold of $4,049,533, which all incurred in our wholesaling of auto parts. The gross profit of auto parts sales was approximately 5.1%.

Gross of Profit. For the period, we had total gross profit of $1.47 million, of which $1.13 million, or 76.7%, was from rental income, $219,779, or 14.9%, from wholesaling of auto parts, and $123,254, or 8.4%, from business consulting activities.

Operating Expenses. Operating expenses primarily consist of selling, general and administrative expenses. For the period from January 28, 2003 (inception) to December 31, 2003, our total operating expenses was $355,724, of which $216,000 was applicable to our sales of auto parts operations, and

$59,000 was attributable to our rental activities. For the period ended December 31, 2003, approximately 25.1%, or $89,400 of our operating expenses was depreciation and amortization expenses.

Interest Expenses. For the period from January 28, 2003 (inception) to December 31, 2003, we incurred interest expense of $84,195.

Net Income. For the period from January 28, 2003 (inception) to December 31, 2003, our net income was $1,036,087, or $0.03 per basic and diluted share.

Liquidity and Capital Resources

At December 31, 2003, we had cash balance of $73,005.

For the period from January 28, 2003 (date of our inception) to December 31, 2003, our operating activities provided $1.22 million of net cash, consisting primarily of income from our operations.

For the period from January 28, 2003 to December 31, 2003, our investing activities used a total of $1.36 million of net cash. $1.27 million was used to invest in two joint ventures, of which $543,695 was invested in 35 Dingbian Road Project in Shanghai, China, and $724,927 was invested in Wuhan Auto Parts City Project in the City of Wuhan, China. The remaining cash used in investing activities were $54,946 for building improvements, $36,232 for loan receivable, and $4,871 for purchase of officer equipment and furniture.

Our financing activities, for the period ended December 31, 2003, provided us $220,029 of net cash, of which $260,974 was proceeds from issuance of common stock, partially offset by proceeds from short-term bank loan, repayment of the loan, and cost of issuance of stock. In January 2003, in connection with our organization, our shareholders made a non-cash capital contribution to us in exchange for our issuance of common stock shares, at fair market value of approximately $4,088,586.

Since inception, rental revenue has been the principal source of funds to eet our short-term liquidity requirements, which primarily consist of operating expenses. We presently have no plans for major capital expenditures, and we have no contractual obligations or commitments. We believe that our current cash and cash generated from operations will be sufficient to meet our anticipated general and administrative expense needs, which is proximately $550,000, for at least the next 12 months.

While we have no present intention to raise capital for operations in the next twelve months, the acquisition of, or opportunity to acquire, additional commercial real property could create a need to raise additional capital. In addition, in May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. to form a joint venture to build a commercial building in the City of Wuhan, China. The total project costs are estimated at approximately $21.7 million. We contributed RMB 6 million, or approximately $724,927, in the joint venture in exchange for 30% of its equity. The joint venture will be responsible for its own financing and operations, we have made no capital commitment on this project. However, as a 30% of equity interest owner, we may be required to provide additional funding on ratably basis to complete this project.

We expect to meet our long-term liquidity needs, if any, through a combination of (1) long-term secured or unsecured debt, (2) issuance of equity securities, and (3) cash from operations. We do not have any agreements or understandings with respect to sources of capital. There can be no assurance that any such financing can be obtained on terms acceptable to us, if at all. Any additional equity financing may dilute the interest of our shareholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If additional financing is not obtained, we may be forced to delay, scale back or eliminate portions of our business efforts and our ability to grow may be jeopardized.

There is no off-balance sheet arrangement.

Critical Accounting Policies

The SEC has issued guidance for the disclosure of "critical accounting policies." The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Our critical accounting policies are described as below.

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin 104, "Revenue Recognition" for revenue recognition. Under Staff Accounting Bulletin 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

Our commercial real property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized ratably on a straight-line basis over the term of the related leases.

We recognize revenue from sales when persuasive evidence of an arrangement exists, the product is delivered to the customer under the terms of the arrangement and title passes, the revenue is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Revenues from consulting service are recognized as services are rendered.

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically as to whether their carrying value has been impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment losses are recorded when indicators of impairment are present and the assets' carrying value is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2003, no indicators of impairment existed and no impairment losses have been recorded.

Foreign Currency Translation

We maintain our books and accounting records in Renminbi: ("RMB"), the China's currency. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholder's equity.

                          RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this prospectus before you purchase these shares. The risks and uncertainties described below are those that we have identified as material. Risks and uncertainties not currently identifiable by us, or that we believe are immaterial, are not included below, but may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult for you to evaluate our business and future prospects.

We were incorporated in August 2002 under the name of Brook Industries Corp. as a blank check company for the purpose of seeking to complete a merger or business acquisition. We conducted no business until April 2003 when we acquired Oriental Automotive Parts Development Co., Ltd. ("OAPD"), a corporation organized in China on January 28, 2003. The acquisition was accounted for as a reverse merger, the historical operations of OAPD were represented as our historical operations. As a consequence, we have a limited operating history available for you to evaluate our business and future prospects.

We are dependent upon a few large customers, and the loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

A substantial portion of our revenues have been derived from a few large of customers. During the period from January 28, 2003 (the date of our operation) to December 31, 2003, sales to those large customers accounting for 10% or more of our net sales aggregated approximately 53.9% of our sales. Moreover, approximately 85.5% of our net sales were attributable to our top six customers, of which Shanghai Wumao Material Trade Co., Ltd, Shanghai Yunlin Chemical Industry Co., Ltd. and Shanghai Yiyun Logistics Co., Ltd. were accounted for 43.27%, 10.63%, and 9.47% of our total revenues, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

All our rental revenues come from our only property in Shanghai, China. Therefore, a general economic downturn in Shanghai, China, could impair our financial condition and materially harm our business.

All our rental revenues have been derived from our only property in Shanghai, China. We may not be able to generate adequate revenues if local business conditions in Shanghai change adversely. These changes may include business downsizing, industry slowdowns, local oversupply or reduction in demand for commercial spaces; and local governmental regulations. Owning only one property exposes us to greater economic risks than if we own more properties in several geographic regions. Any adverse changes in business conditions in Shanghai, China, could adversely impact our financial condition, results of operations and cash flows.

We may need additional funding to support our growth strategy, and if we are unable to obtain such funding, our operations could be severely limited.

To date we have funded our operations primarily by cash generated from our operations. At present we have no plan for major capital expenditures. We currently own only one real property. Subject to capital availability and market conditions, we intend to selectively acquire one or more commercial real properties in China to expand our business. In May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. to form a joint venture to develop a commercial property with approximately 724,430 square feet in the City of Wuhan, China. The total costs of this project are estimated at approximately US$21.7 million. The joint venture will be responsible for obtaining its own financing and we have made no capital commitment on this project. However, as a 30% of its equity interest owner, we may be required to provide additional funding on ratably basis to complete this project. Currently we do not have any arrangements for financing. There can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if required. If we are unable to obtain such financing, we may be forced to delay, scale back or eliminate portions of our business efforts, and our ability to grow may be jeopardized and our operations could be severely limited.

We depend on the continued services of our executive officers and the loss of a key executive could severely impact our operations.

Given the early stage of development of our business, our future success depends to a large extent on the continued services of our executive officers, particularly, Hongwei Hong, our Chief Executive Officer and Yizhong Wu, our Chief Financial Officer. There are no persons making significant contribution to the business other than our executive officers. While we have entered into a two-year employment agreement with each of them through December, 2005, the loss of any of their services could have a material adverse effect on our business, financial condition and results of operations. We have no key-man life insurance for any of our executive officers.

Many of our competitors are significantly larger than we are, and they have greater financial resources and have more experienced managers than we do.

We are a small company which owns only one property and have insignificant market share. The property rental and wholesaling of auto parts business in Shanghai, China, where we operate, is highly competitive. We compete with numerous entities, many of them are significantly larger than we are, and have greater financial resources and have more experienced managers than we do.

We also compete with many commercial properties for tenants based on rental rates, attractiveness and location of properties. Our property is located in a developed and highly populated area, there are competing properties within, or in close proximity to, our target area. Although no one of our competitors currently dominate or significantly influence the market, they could adversely us by interfering with our ability to attract and retain tenants, and increasing vacancies, which lowers market rental rates and limits our ability to negotiate favorable rental rates.

Our officers and directors are subject to conflicts of interest, and there is a risk that they may place their interests ahead of ours.

We will be subject to conflicts of interest arising out of our relationship with our affiliates, including the following:

  * Some of our officers and directors, including Hongwei Zhang, our Chief Executive Officer and Yizhong Wu, our Chief Financial Officer, currently also serve as officers and directors of Shanghai Oriental Parts City Co, Ltd., ("Shanghai Oriental") and Mr. Zhang is the majority owner of Shanghai Oriental. These officers and directors may have conflicts of interest in allocating time, services, and functions between us and Shanghai Oriental in which any of them are or may become involved.

  * A conflict could arise because Hongwei Zhang, our CEO and President, has significant shareholding in Shanghai Oriental and, to the extent that Shanghai Oriental may participate in ventures in which we may participate, Mr. Zhang may have a conflict of interest in negotiating and concluding terms relating to the extent of such participation.

We have adopted "Code of Business Conduct and Ethics," among other things, to reduce potential conflicts of interest. Conflicts of interest must, to the extent possible, be avoided, and any material transaction or relationship involving a potential conflict of interest must be approved in advance by majority of the board. In addition, all related party transactions must be reviewed and approved by the board, or, or, if required by law, a majority of disinterested stockholders. No personal loans will be made to executive officers and directors. It is our policy that such conflicts of interest involving improper personal benefits are prohibited.

All our transactions with affiliates have been made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of board members approve all transactions between us and our officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to us than we could obtain from unaffiliated third parties.

Our executive officers and directors control a substantial portion of our common stock, investors will have little control over our management or other matters requiring shareholder approval.

As of the date of this prospectus, our officers and directors, in the aggregate, beneficially owned approximately 90.0% of our outstanding common stock, giving them the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

Risks Related to Doing Business in China

Political and economic policies in China could affect our business in unpredictable ways.

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant degree, to economic and political developments in China. The economy of China differs from the economies of most developed countries in many respects, including:

    *  the extent of government involvement;

    *  level of development;

    *  control of foreign exchange; and

    *  allocation of resources

While China's economy has experienced significant growth in the past twenty five years, growth has been uneven across both geographic regions and the various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China but may have a negative effect on us. For example, our operating results and financial condition could be materially and adversely affected by government control over capital expenditures, changes in government monetary policy, or changes in planning and zoning policy. Accordingly, we may experience delays or other problems in the issuance of the necessary permits and/or licenses to complete our projects.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Government control of currency conversion may affect our ability to pay dividends declared, if any, in foreign currencies.

We receive substantially all of our revenues in Renminbi ("RMB"), the Chinese currency, which currently is not a freely convertible currency.
A portion of our revenues may have to be converted into US dollars to make payment of dividends declared, if any, in respect of our common shares. Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange of China by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies if foreign currencies become scarce in China. We may not be able to pay dividends in foreign currencies to our shareholders, if the Chinese government restricts access to foreign currencies for current account transactions.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar may adversely affect our operating results.

The functional currency of our operations in China is "Renminbi." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Risks Related to Investment in Our Securities

There is no and there may never be a public market for our common stock shares, which may make it difficult for shareholders to sell their shares.

There is presently no public market for our common stock and there is no assurance that a public market will develop. We intend to seek a market maker to apply for listing of our common stock on the OTC Bulletin Board after our registration statement on SB-2 is declared effective. However, there can be no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will develop or, if developed, will be sustained. If no market is ever developed for our shares, it will be very difficult, if not possible, for shareholders to sell their shares.

Our common stock may be deemed to be penny stock, which may make it difficult for investors to sell their shares.

Our common stock may be deemed to be penny stock as that term is defined in Rule 3a51-1 of the Securities Exchange Act of 1934. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be penny stock.

Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transaction in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objects. Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.


Item 7       FINANCIAL STATEMENTS

The audited Financial Statements included herein beginning on page F-1, following Part III of this Annual Report on Form 10-KSB.


Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2004, we engaged Demetrius & Co., LLC as our independent auditors for the year ended December 31, 2003 to replace the firm of ATA CPA Group, LLC ("ATA", formerly Grace T. Fan, CPA, LLC), who resigned because they are no longer going to do audit work for public companies. Following the engagement, Demetrius & Co, LLC audited our financial statements as of and for the year ended December 31, 2003 and will respond to the comments of the Securities and Exchange Commission in connection with our filing on a registration statement on Form SB-2. The decision to engage Demetrius & Co., LLC as our independent auditors was approved by the board of directors.

The ATA's report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principals. There were no disagreements with ATA, and there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

Prior to the date of the board's decision to engage Demetrius & Co., LLC, neither Oriental nor anyone acting on its behalf consulted Demetrius & Co., LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a) (2) of Regulation S-B.


Item 8A    CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our principal executive and principal financial officers has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this Annual Report (the "Evaluation Date").
Based upon this evaluation, management has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


                            PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers are elected annually by our board of directors. A majority vote of the directors who are in office is required to fill vacancies on the board. Each director shall be elected for the term of one year and until his successor is elected and qualified, or until his earlier resignation or removal. The directors named above will serve until the next annual meeting of our shareholders or until a successor is elected and has accepted the position.

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

     Names       Age               Positions Held
--------------- -----  --------------------------------------------
Hongwei Zhang     39    CEO, President and Chairman of the Board
Yizhong Wu        47    Vice President, CFO, and Vice Chairman of the Board
Hongyi Zhang      54    Vice President and Vice Chairman of the Board
Hong Bai          43    Vice President and Secretary
Shuliang Lin      55    Director
Zhezhao Li        52    Director
Zhouren Lou       38    Director

Set forth below are the names of our directors and officers, all positions and offices with us held, the period during which they have served as such, and the business experience during at least the last five years:

HONGWEI ZHANG has been served our Chief Executive Officer and President, and Chairman of the Board of Directors since its inception in January 2003. From May 1997 to present, Mr. Zhang also served as Chief Executive Officer and Chairman of Shanghai Oriental Automotive Parts City Co., Limited, a commercial property developer in Shanghai, China. From 1994 to 1997, he was a manager at Shanghai Puwei Commercial Goods & Materials Trading Center Co., Ltd., a wholesaler of lumber, fuel and auto parts in Shanghai. In 1985, Mr. Zhang graduated with a BA degree in business from Hongzhou Business School in Hangzhou, and received his MBA degree in Zhejiang University in 1999.

YIZHONG WU has served as our Vice President and Vice Chairman of the Board since our inception in January 2003. From May 1997 to president, Mr. Wu also serves as Vice President and Vice Chairman of Shanghai Oriental Automotive Parts City Co., Limited, a commercial property developer in Shanghai, China. From 1993 to 1997, he was Deputy General Manager at Shanghai Commercial Material Trading Limited, a wholesaler of chemical raw materials and steel articles in Shanghai. Prior to that, he was, from 1981 to 1993, employed at Shanghai Bureau of Industrial and Commercial Materials, a Shanghai municipal governmental agency, in various positions, most lately as a division director. Mr. Wu received his BA degree at Shanghai University in 1997.

HONGYI ZHANG has been our Vice President and Vice Chairman since January 2003. From 2000 to present, Mr. Zhang also serves Vice President and Vice Chairman of Shanghai Oriental Automotive Parts City Co., Limited, a commercial property developer in Shanghai, China. From 1986 to 1999, he was director of Housing Construction Office, Zabei District, Shanghai, a government agency. From 1999 to 2000, Mr. Zhang served as General Manager of Shanghai Zabei District Housing Construction Co., Ltd., a real estate developer in Shanghai, China.

SHULIANG LIN has been our Board member since January 2003. From 1999 to present, Mr. Lin serves as Chief Executive Officer and President of Shanghai Gaodong Industrials Co., Ltd., an industrial material trading company. Prior to that, from 1970 to 1990, he was president of Shanghai Gaodong Lacquer Co., Limited, a lacquer maker in Shanghai, China.

HONG BAI has been our Vice President and Secretary since January 2003. From 1999 to 2002, Mr. Bai held various positions at Haitong Securities Co., Ltd., brokerage firm in Shanghai, China, from Senior Securities Analyst to branch manager. Mr. Bai received his BS degree from Nanjing University of Technologies in 1982, and MA degree in economics from Fudan University in Shanghai, China, in 1998.

ZHEZHAO LI has been elected as our Board member since January 2003. From 1994 to present, Mr. Lee serves as CEO, President, and Chairman of Shanghai Daihua Asset Valuers Co. Ltd., an appraisal firm in Shanghai, and President of Shanghai Daihua Investment Consulting Co., Ltd., an investment consulting firm in Shanghai. From 1993 to 1998, he was a professor and director of Modern Enterprises Institute at Shanghai Finance & Economics University. Mr. Lee graduated with a BA degree from Shanghai Finance & Economics University in 1983, and received his MBA degree in finance at Webster University, St. Louis, MO, in 1998.

ZHOUREN LOU has been elected our Board member since April 2003. Since 2003 Mr. Lou serves General Manager of Shanghai Puzhiwei Investment Co., Ltd., a project investment company in Shanghai, China and President of Shanghai ongfeng Auto Parts City Co., Ltd., a wholesaler of auto parts in Shanghai. From 2001 to 2003, he was General Manager of Dongfeng Automobile Sales Co., Ltd., a automobile dealer in China. From 1999 to 2001, Mr. Lou served as Deputy Marketing Director of Dongfeng Automobile Group Co., Ltd., an automobile manufacturer in China. From 1998 to 1999, Mr. Lou was Deputy Director of Dongfeng Institute for Engineering Development, a division of Dongfeng Automobile Group Co., Ltd. Mr. Lou received his BS degree in Qinhua University in Beijing, China, and has studied in China-Europe International Master of Business Administration Program.

Significant Employees

There are no significant employees. There is no person making significant contribution to the business other than executive officers.

Family Relationships

There are no family relationship among our executive officers and directors.

Involvement in Certain Legal Proceedings

None of our officers, directors, or persons nominated for such position, significant employees, or promoters have been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

   o    involvement in any bankruptcy;
   o    conviction in a criminal proceeding;
   o    being the subject of a pending criminal proceeding;
   o being the subject of any order or judgment, decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

   o being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committee

We have only one Board Committee, Audit Committee. The Audit Committee is composed of Messrs. Yizhong Wu, Zezhao Li and Zhouren Lou. The board has determined that we have one financial expert, Zezhao Li, serving on our audit committee. Mr. Li graduated with his MBA in finance from Webster University, St. Louis, Mo. Mr. Li has been determined to be independent under the Exchange Act.

Director Compensation

Our directors receive no compensation of any kind for serving on the board or attending the board meetings.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2003.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of our Code of Ethics to any person without charge upon written request addressed to Oriental Automotive Parts Development (China) Co., Ltd., Attn: Hong Bai, 1926 Cao An Road, Shanghai, 20184, China. A copy of the Code of Ethics has been filed as an exhibit to this report.

We will disclose any waivers or amendments to our Code of Ethics on Item 10 of a Form 8-K.


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our Chief Executive Officer for the period from January 28, 2003 (inception) to December 31, 2003 and other officers who received compensation in excess of $100,000 during the fiscal year. In accordance with Item 402(a)(5) of the Regulation S-B, we have omitted certain columns from the table required by Item 402(b).

                             Summary Compensation Table

Name and Principal Position       Year     Salary
----------------------------    ---------  ----------
 Hongwei Zhang                     2003     $7,246
 CEO & President

In January 2003, we entered into a standard two-year employment agreement with each of Hongwei Zhang, our Chief Executive Officer and President, and Yizhong Wu, our Vice President and Chief Financial Officer. The agreements provide for an annual salary of RMB 60,000, or approximately US$7,246 for Hongwei Zhang, and RMB 48,000, approximately US$5,804, for Yizhong Wu. Pursuant to the agreements, each of them is entitled to health, welfare, and retirement insurance benefits and other fringe benefits in accordance with the governmental policies in effect from time to time.

There are no stock option, incentive bonus, severance, and annual increase of base salary provisions in the agreements. The employment agreements will not be automatically extended unless our board of directors decides to do so. There are no key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth the security ownership of all of our directors and officers as of April 12, 2004, for (i) each current director and each nominee for director (ii) each of our executive officers, and
(iii) all our officers and directors as a group.

    Title        Name and Address    Number of Shares    Percentage
  of Class     of Beneficial Owner  Beneficially Owned   of the Class
-------------  -------------------  -------------------  ------------
Common Stock     Hongwei Zhang          25,200,000         70.0%
                 1926 Cao An Road
                 Shanghai, 201824, China

Common Stock    Yizhong Wu               2,160,000          6.0%
                1926 Cao An Road
                Shanghai, 201824, China

Common Stock    Hongyi Zhang             2,160,000          6.0%
                1926 Cao An Road
                Shanghai, 201824, China

Common Stock    Shuliang Lin             2,149,300          6.0%
                1926 Cao An Road
                Shanghai, 201824, China

Common Stock    Hong Bai                   360,000         1.0%
                1926 Cao An Road
                Shanghai, 201824, China

Common Stock    Zezhao Li                  380,000        1.1%
                98 Lu He Road, 17th Floor
                Shanghai, 200001, China

Common Stock    Zhuren Lou                       0          0
                C/o 1926 Cao An Road
                Shanghai, 201824, China

Common Stock    All Directors and
                Executive               32,409,300      90.0%
                Officers as a group
                (7 persons)
------------------------------------------------------------------
All persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no pending or anticipated arrangements that may cause a change in our control. As of the date of this Annual Report, no options, warrants or rights to acquire shares have been granted. None of the officers and/or directors has any right to acquire additional our shares.

Security Ownership of Certain Beneficial Owners

Other than management as mentioned above, there are no persons who are known to us to be beneficial owners of more than 5% of our outstanding common shares.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hongwei Zhang, our chief executive officer, is our promoter. When we were organized in January 2003, he contributed approximately $3,045,000 of the business and assets he originally owned in Shanghai Oriental to us, at fair market value, and received 25,200,000 shares of our common stock, which constitutes 70% of our equity securities. He received no extra or special benefit that was not shared equally (pro rata) by all holders of our common stock.

There are no other transactions that must be disclosed pursuant to Item 404 of Regulation S-B, and there are no contemplated transactions that we may enter into with our officers or directors.

Item 13      EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits.

Exhibit No.                  Description
----------  ------------------------------------------------------
    2.1     Stock Purchase Agreement (1)
    3.1     Articles of Incorporation, as amended (1)
    3.2     By-Laws. (2)
   10.1     Employment Agreement with Hongwei Zhang
   10.2     Employment Agreement with Yizhong Wu
   10.3     Leasing Agreement with Shanghai Donghuan Auto Parts Co., Ltd.
   10.4     Leasing Agreement with Shanghai Yiyuan Logistics Co., Ltd.
   10.5     Leasing Agreement with Shanghai Yiyang Auto Consulting Services
            Co., Ltd.
   14.1     Code of Business Conduct and Ethics
   31.1     Certification of the Chief Executive Officer required by
            Rule 13a-14(a) or Rule 15d-14(a).
   31.2     Certification of the Chief Financial Officer required by
            Rule 13a-14(a) or Rule 15d-14(a).
   32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------------------------
Other than indicated as below, all exhibits are filed with this Annual Report on Form 10-KSB.

(1) Incorporated herein by reference from Exhibits to Form 8-K (File No. 0-50024), filed on April 21, 2003.

(2) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form 10-SB (File No. 0-50024), filed on October 3, 2002.

(b) Reports on Form 8-K.

    1. Current Report on Form 8-K, dated April 21, 2003, reporting under Items 1, 2, 5, 6, 7 and 8 the changes in control of registrant.

    2. Current Report on Form 8-K, dated March 3, 2004, reporting under Items 4 the changes in registrant's certifying accountant.

Item 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Demetrius & Co., LLC. for professional services for the period from January 28, 2003 (date of inception) to December 31, 2003 was $18,500.

Audit-Related Fees: None.

Tax Fees:  None.

All other Fees:  None

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. The independent auditors annually submit a written proposal that details all audit and audit related services. Audit fees are fixed and contained in the proposal, and the Audit Committee reviews the nature and dollar value of services provided under such proposal. Any revisions to such proposal after the engagement has begun are reviewed and pre-approved by the Audit Committee.

There were no fees in 2003 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

            ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD

                          FINANCIAL STATEMENTS
                FOR THE PERIOD ENDED DECEMBER 31, 2003



AUDITORS' REPORT.............................................     F-1

FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2003.....................     F-2

   Statement of Operation
     For the Period from January 28, 2003 to December 31, 2003    F-3

   Statement of Changes in Stockholders' Equity
     For the Period from January 28, 2003 to December 31, 2003    F-4

   Statement of Cash Flows
     For the Period from January 28, 2003 to December 31,2003.    F-5

NOTES TO FINANCIAL STATEMENTS.................................    F-6





                     INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Oriental Automotive Parts Development (China) Co., Ltd.

We have audited the accompanying balance sheet of Oriental Automotive Parts Development (China) Co., Ltd. at December 31, 2003 and the related statements of income, changes in stockholders' equity and cash flows from January 28, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Oriental Automotive Parts Development (China) Co., Ltd. as of December 31, 2003 and the results of its operations, and its cash flows from January 28, 2003 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
-----------------------------
Demetrius & Company, LLC

Wayne, New Jersey
March 27, 2004

      ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                              BALANCE SHEET
                            December 31, 2003


                                 ASSETS

CURRENT ASSETS

Cash..................................................   $    73,005
Accounts receivable...................................         9,674
Loan Receivable.......................................        37,167
Prepaid expenses......................................        18,576
                                                         -----------
  TOTAL CURRENT ASSETS................................       138,422

PROPERTY AND EQUIPMENT
Building and improvements.............................     4,143,532
Office equipment and equipment........................         4,873
                                                         -----------
   Total property and equipment.......................     4,148,405
 Less: accumulated depreciation and amortization......      (89,400)
                                                         -----------
    NET PROPERTY AND EQUIPMENT........................     4,059,005

OTHER ASSETS
Investments in joint ventures.........................     1,268,622
                                                         -----------
    TOTAL OTHER ASSETS................................     1,268,622

TOTAL ASSETS..........................................  $  5,466,049
                                                        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable......................................  $      9,626
Foreign taxes payable.................................        46,731
Other accounts payable................................        12,726
Tenants' security deposits............................        51,953
                                                         -----------
   TOTAL CURRENT LIABILITIES..........................       121,037

STOCKHOLDERS' EQUITY

Common stock, $.1 par value, 80,000,000 shares authorized,
  36,000,000 shares issued and outstanding.............   3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares
  authorized, no shares issued and outstanding.........           -

Additional Paid-in Capital.............................     708,602
Accumulated other comprehensive........................         323
Retained earnings......................................   1,036,087
                                                        -----------
   TOTAL STOCKHOLDERS' EQUITY..........................   5,345,012
                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $ 5,466,049
                                                        ===========


        The accompanying notes to financial statements are an integral part of these statements.

        ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                       STATEMENTS OF INCOME
The Period from January 28, 2003 (Date of Inception) to December 31, 2003



REVENUE
  Sales of auto parts...............................  $  4,269,312
  Rental income.....................................     1,131,402
  Revenue from business consulting..................       123,254
                                                      ------------
TOTAL REVENUE.......................................     5,523,969

  Cost of goods sold................................     4,049,553
                                                      ------------
GROSS PROFIT........................................     1,474,436

  Selling, general and administrative expenses including
      depreciation expenses of $89,400..............       355,724

INCOME FROM OPERATIONS...............................    1,118,724

OTHER INCOME (EXPENSE)
   Interest income...................................       1,570
   Interest expense..................................    (84,195)
                                                      -----------

NET INCOME........................................... $ 1,036,087
                                                      ===========

Basic and Diluted Weighted Average Number
   of Common Stock Outstanding.......................  36,000,000
                                                      ===========
Basic and Diluted Net Income Per Share............... $      0.03
                                                      ===========


        The accompanying notes to financial statements are an integral part of these statements.

          ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period from January 28, 2003 (Date of Inception)
                           to December 31, 2003


                         Common Stock         Additional              Accumulated Other
                        $.1 par value            paid       Retained    Comprehensive   Comprehensive
                     shares        Amount     In Capital    Earnings       Income           Income
                  --------------  -------   -------------  -----------  -------------   --------------
Balance,
 Jan. 28, 2003           -        $     -      $      -      $    -        $     -        $       -

Issuance of
  common stock     36,000,000     3,600,000      749,349

Issuance costs                                   (40,747)

Comprehensive income
  Net income                                                 1,036,087                     1,036,087
  Foreign currency translation adjustment                                       323              323

  Total comprehensive income                                                               1,036,410

Balance,
 Dec. 31, 2003     36,000,000  $ 3,600,000     $ 708,602   $ 1,036,087        $ 323
                   ==========  ===========     =========   ===========       =======



           The accompanying notes to financial statements are an integral part of these statements


           ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                        STATEMENT OF CASH FLOWS
          For the Period from January 28, 2003 (Date of Inception)
                         to December 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..........................................   $  1,036,087
Adjustments to reconcile net income to net
 Cash provided by operating activities:
  Depreciation and amortization.....................         89,400
  Change in operating assets and liabilities:
   Accounts receivable..............................        (9,674)
   Employee advance.................................          (921)
   Prepaid expenses.................................       (18,576)
   Accounts payable.................................          9,626
   Taxes payable....................................         46,731
   Other accounts payable...........................         12,726
   Tenants' security deposits.......................         51,953
                                                         ----------
   Net cash used in operating activities............      1,217,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable.....................................       (36,232)
Purchase of office equipment and furniture..........        (4,871)
Building improvements...............................       (54,946)
Investments in joint ventures.......................    (1,268,553)
                                                       ------------
   Net cash used in investing activities............    (1,364,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from short-term loan........................     1,812,141
Repayment of short-term loan........................   (1,812,338)
Cost of issuance of stock...........................      (40,747)
Proceeds from issuance of common stocks.............       260,974
                                                      ------------
   Net cash provided by financing activities........       220,029

   Effect of exchange rate changes on cash..........           224

Net increase in cash................................        73,005
CASH, beginning of period...........................             -
CASH, end of period.................................    $   73,005
                                                       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes...........................  $   61,810
                                                       ==========
Cash paid for interest...............................  $   84,151
                                                       ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

Building acquired through issuance of common shares.. $ 4,088,586
                                                      ============




          The accompanying notes to financial statements are an integral part of these statements

      ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                   Notes to Financial Statements
                        December 31, 2003


1. NATURE OF OPERATIONS

   Oriental Automotive Parts Development Co. (China), Ltd. ("the Company") was originally incorporated in the State of Delaware on August 30, 2002 under the name of Brook Industries Corp. ("Brook"). On April 8, 2003, Brook exchanged 35,900,000 shares of its restricted common stock for all the capital stock of Oriental Automotive Parts Development Co., Ltd., a Chinese company incorporated in Shanghai, China ("Oriental"). The transaction was treated as a reverse merger. Oriental, the acquirer, became Brook's controlling shareholder. The accounting for this transaction did not result in allocation to goodwill or adjustment of any other assets to estimated fair values.

   Following the acquisition, the Company's Certificate of Incorporation was amended to change its corporate name from "Brook Industries Corp." to "Oriental Automotive Parts Development (China) Co., Ltd.".

   The Company is primarily in the business of acquiring, developing and managing commercial real properties in China, and leasing premises to automobile dealers and specialized retailers of automotive parts and accessories. To a lesser extent, the Company is also engaged in the business of wholesaling automobile parts and providing certain business consulting services. The Company is currently applying for permits to sell new automobiles. No automobiles were sold as of December 31, 2003.

   The Company has adopted December 31 as its fiscal year end.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Income Recognition. The Company recognizes revenues when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

   Revenues from leases are recognized on a straight-line basis over the term of the related leases. Revenue from auto parts sales are recognized products are delivered to the customer under the terms of the arrangement and title passes. Revenue from consulting services is generally recognized upon completion of the service.

   Foreign Currency Translation. The local currency Renminbi (RMB) is the functional currency of the Company's operations in China. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity.

   Accounts Receivable. Accounts receivable are stated at net realizable value. No allowance for doubtful accounts has been recorded, as the management believes that all the accounts receivable are collectible.

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

   Taxes on Gross Income. According to stipulations of Chinese tax authority, the Company is a private-run enterprise. The income tax rate is determined based on the sources of income. The income tax for its auto parts wholesales business is calculated as 0.6% of its sales revenue, of which 0.5% is business income tax and 0.1% is investor's individual income tax. The income tax for its commercial leasing business and consulting business is calculated as 4.8% of the revenues, consisting of 4% for business income tax and 0.8% for individual shareholder tax.

   Income Taxes. The Company is subject to State of Delaware Franchise Tax. 100% of the Company's operation is currently in the People's Republic of China. It is not anticipated that the Company will generate any net income subject to U.S. income tax in the near future.

   Critical Accounting Policies. The Company considers the valuation of its long-lived assets, foreign currency translations and income recognition as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statements.

   Significant Customers.   Significant customer information is as follows:

                                                  % of Total
                                                   Revenues

      Shanghai Wumao Material Trade Co., Ltd.        43.27%
      Shanghai Yunlin Chemical Industry Co., Ltd.    10.63%
      Shanghai Yiyun Logistics Co., Ltd.              9.47%
      Beijing Jinxianglian Rubber Co., Ltd.           8.68%
      U-Auto Parts (Shanghai) Co., Ltd.               8.17%
      Shanghai Orient Auto Parts City Co., Ltd.       5.29%

   Fair Value of Financial Instruments. The current carrying value of the Company's cash, accounts and loans receivable, and accounts and notes payable approximates their fair values at December 31, 2003.

   Forward Looking Statements. When used in this discussion, the words "believe", "anticipate", "contemplate", "expect", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially for those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer causes delays, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

2. SEGMENT DISCLOSURE

   For the year ended December 31, 2003, the Company's revenues and expenses consisted of the following:

                             (In Thousands)

                             Auto     Real Estate   Business
                             Parts    Activities   Consulting   Total

	Revenues              $4,269     $1,132       $ 123      $5,524
      Cost of goods sold     4,049         --          --       4,049
      Interest expense          65         17           2          84
      Operating expense        216         59           6         281

      Net income or (loss)    (61)      1,056         115       1,110

3. RELATED-PARTY TRANSACTIONS

   The Company sells and purchases auto parts to/from a related party. The activities between the Company and this related party resulted in the following items included in the financial statements:

            Sales                   $ 290,675
            Purchases               $ 471,607
            Accounts receivable     $  69,216
            Accounts payable        $     300

   The Company also invested in a joint venture in Wuhan, China with a related party whose owner is a majority shareholder of the Company.

4.  INVESTMENTS

   The Company invested in two joint projects totaling $1,268,622:

   $543,695 in a venture to develop commercial real estate in Shanghai, China.

   $724,927 in Wuhan Oriental Auto-Parts Co., Ltd, a venture in Wuhan,
   China.

   The Company does not believe that it will exercise any significant influence over the operating and financial policies of these projects. Both investments are accounted for on the equity basis.

5. OPERATING LEASE

   The Company leases out the first three floors of its building for office space and the face of the building for advertising under three-year non-cancelable operating leases, expiring February 19, 2006. The rent, which is subject to mandatory annual increases of 2%, is reported as income over the lease term when it is earned, according to the provisions of the lease. The future minimum rentals on non-cancelable leases in aggregate are estimated to be $2,275,109. The future minimum lease payments to be received for each of the three succeeding fiscal year are as follows:

                    Fiscal         Minimum
                    Year          Rental

                    2004       $ 1,078,461
                    2005         1,078,461
                    2006           118,187

                    Total      $ 2,275,109


6.  LEASE COMMITMENTS

   The Company leases office space from a related party under a non-cancelable operating lease. The lease agreement commenced in January 2003 and ends December 2005, with mandatory 5% rent increases annually. The following is the future minimum rent expense for the years ending December 31:

                  For the Year Ended
                      December 31,

                          2004             $  9,735
                          2005               10,222

                          Total            $ 19,957

   The rent expense for the period ended December 31, 2003 amounted to $9,271.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends the transition alternatives for companies choosing to adopt the fair value method of accounting for the compensation cost of options issued to employees and requires additional disclosure on all stock-based compensation plans. The adoption of SFAS 148 does not have a material effect on the Company's financial statements.

   In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not believe that the adoption of FIN No. 45 will have a material effect on its financial statements.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The Company does not believe that the adoption of FIN No. 46 will have a material effect on its financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ", which is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company's adoption of SFAS No. 150 in 2003 did not have a material effect on the Company's results of operations, cash flows and financial position.

                               SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oriental Automotive Parts Development (China) Co., Ltd.


By: /s/ Hongwei Zhang
-------------------------------------
Hongwei Zhang, Chief Executive Officer
and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Hongwei Zhang                               4/14/2004
-------------------------------------      ----------------------
Hongwei Zhang, Chief Executive Officer              Date
and President


/s/Yizhong Wu                                    4/14/2004
-------------------------------------      ---------------------
Yizhong Wu, CFO (principal accounting               Date
officer), Vice President and Director

 /s/ Hongyi Zhang                                 4/14/2004
-------------------------------------      ---------------------
Hongyi Zhang, Vice President and                    Date
Director

 /s/ Shuliang Lin                                 4/14/2004
-------------------------------------      ---------------------
Shuliang Lin, Director                              Date

/s Zezhao Li                                      4/15/2004
-------------------------------------      ---------------------
Zezhao Li, Director                                  Date

/s/ Zhouren Lou                                   4/14/2004
-------------------------------------      ---------------------
Zhouren Lou, Director                                Date