Form 10QSB
period 2004-03-31
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2004-05-24
CIK 1186699

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

         Commission file number:              000-50024
                                  _____________________________________

           ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD
------------------------------------------------------------------------
   (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                        55-0793382
----------------------------------   -----------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

        20 Chapin Road, Unit 1004, P.O. Box 398, Pine Brook, NJ 07058
------------------------------------------------------------------------
                 (Address of principal executive offices)

                          (973) 882-8857
------------------------------------------------------------------------
                    (Issuer's telephone number)

                               N/A
------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares of common stock, $0.1 par value, as of May 20, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

            ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.


                             FORM 10-QSB


                                INDEX


                     PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

  BALANCE SHEET
   As of March 31, 2004 (Unaudited).................................      3

 STATEMENTS OF INCOME
   For the Three Months Ended March 31, 2004 and 2003 (Unaudited)...      4

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Three Months ended March 31, 2004........................      5

 STATEMENTS OF CASH FLOWS
   For the Three Months Ended March 31, 2004 and 2003 (Unaudited)...      6

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)..........................      7


ITEM 2.  Management's Discussion and Analysis or Plan of Operation..     10

ITEM 3.  Controls and Procedures....................................     15


                    PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................     15
ITEM 2.  Changes in Securities......................................     15
ITEM 3.  Defaults Upon Senior Securities............................     15
ITEM 4.  Submission of Matters to a Vote of Security Holders........     15
ITEM 5.  Other Information..........................................     15
ITEM 6.  Exhibits and Reports on Form 8-K...........................     15

Signatures..........................................................     16

                    PART I.   FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


         ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.


                          BALANCE SHEETS

                                            March 31, 2004   Dec. 31, 2003
                                             (Unaudited)      (Audited)
                                            --------------   -------------

                                ASSETS

CURRENT ASSETS
 Cash.....................................     $   365,450      $ 73,005
 Accounts receivable......................          11,346         9,674
 Loan Receivable, current portion.........          38,900        37,167
 Inventory................................           3,317             -
 Prepaid expenses.........................           7,430        18,576
 Merchandise deposits.....................       1,101,504             -
 Other receivable.........................          60,409             -
                                               -----------     ---------
  TOTAL CURRENT ASSETS....................       1,588,356       138,422

PROPERTY AND EQUIPMENT
 Building and improvements................       4,143,382     4,143,532
 Office equipment.........................          13,069         4,873
 Office furniture & fixtures..............             261             -
                                               -----------    ----------
  Total property and equipment............       4,156,712     4,148,405
  Less: accumulated depreciation and
   amortization...........................       (116,803)      (89,400)
                                               -----------    ----------
  NET PROPERTY AND EQUIPMENT..............       4,039,909     4,059,005

OTHER ASSETS

 Investments..............................       1,268,576     1,268,622
                                               -----------    ----------
  TOTAL OTHER ASSETS......................       1,268,576     1,268,622

TOTAL ASSETS..............................    $  6,896,841  $  5,466,049
                                              ============  ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.........................     $    28,613   $     9,626
 Unearned revenue.........................       1,929,421             -
 Taxes payable............................           8,508        46,731
 Other accounts payable...................           9,304        12,727
 Tenants' security deposits...............          51,951        51,953
                                               -----------   -----------
  TOTAL CURRENT LIABILITIES...............       2,027,797       121,037

STOCKHOLDERS' EQUITY
 Common stock, $.1 par value, 80,000,000 shares
  authorized, 36,000,000 issued and
  outstanding..............................      3,600,000     3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares
  authorized, No shares issued and
  outstanding..............................              -             -

 Additional Paid-in Capital................         708,603      708,602
 Accumulated other comprehensive income....             135          323
 Retained earnings.........................         560,306    1,036,087
                                                 ----------  -----------
  TOTAL STOCKHOLDERS' EQUITY...............       4,869,044    5,345,012
                                                 ----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...   $ 6,896,841  $ 5,466,049
                                                ===========  ===========


   The accompanying notes to financial statements are an integral part of these statements.

           ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                          STATEMENTS OF INCOME
                             (Unaudited)


                                 For the three-month    For the period from
                                   Period Ended       Jan. 28, 2003 (inception)
                                  March 31, 2004         to March 31, 2003
                                --------------------  ---------------------
REVENUE
 Sales of auto parts............      $   1,909,705       $           -
 Rental income..................            339,944             166,180
 Consulting income..............              4,591              65,560
                                     --------------      --------------
 TOTAL REVENUE..................          2,254,240             231,740

 Less: Cost of good sold........          1,885,011              17,603
                                     --------------     ---------------
GROSS PROFIT....................            369,229             214,137

Selling, general and
  administrative expenses.......             92,610              48,076
                                     --------------    ----------------
INCOME FROM OPERATIONS..........            276,619             166,061

OTHER INCOME (EXPENSES)
 Interest income................                496                   -
 Interest expense...............                  -             (8,371)
                                     --------------     ---------------

INCOME BEFORE INCOME TAX PROVISION          277,115             157,690

Provision for income taxes
 - P.R. China....................            27,996               6,035
                                      -------------      --------------
NET INCOME.......................      $    249,119        $    151,655
                                      =============      ==============

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON STOCK OUTSTANDING:      36,000,000          36,000,000
                                      =============       =============

BAIS AND DILUTED NET INCOME PER SHARE:

                                        $     0.007         $     0.004
                                       ============        ============


  The accompanying notes to financial statements are an integral part of these statements.

          ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the Period Ended March 31, 2004
                                (Unaudited)


                              Common Stock          Additional                 Accumulated Other
                               $.1 par value          Paid In      Retained     Comprehensive   Comprehensive
                             Shares      Amount       Capital      Earnings       Income          Income
                          ----------- ----------    ------------  -----------  --------------- --------------
BALANCE
 - December 31, 2003      36,000,000   $3,600,000     $ 708,603    $1,036,087        $  323

Issuance of common stock

Comprehensive income
 Net income                                                          249,119                     $ 249,119
 Foreign currency translation adjustment                                             ( 188)         ($188)
                                                                                               -----------
 Total comprehensive                                                                             $ 248,931

Dividend                                                           (724,900)
                          ----------  ----------   --------------  ----------  -------------  ------------
BALANCE
   - March 31, 2004       36,000,000  $3,600,000       $ 708,603  $ 560,306          $  135
                         =========== ===========   =============  ==========    ===========




     The accompanying notes to financial statements are an integral part of these statements.

         ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                    STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                  For the three-month   For the period from
                                     Period Ended    Jan. 28, 2003 (inception)
                                     March 31, 2004      to March 31, 2003
                                  ------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income........................     $    249,119       $    151,655
Adjustments to reconcile net income to net
 Cash provided by operating activities:
  Depreciation and amortization....           27,406             25,753
  Change in operating assets and liabilities:
   Accounts receivable.............          (1,673)                  -
   Inventory.......................          (3,317)                  -
   Prepaid expenses................           11,145            (4,683)
   Merchandise deposits............      (1,101,504)                  -
   Other receivable................                -            (7,249)
   Accounts payable................           18,987                  -
   Unearned revenue................        1,929,421            103,558
   Other accounts payable..........          (3,420)              5,085
   Tax payable.....................         (38,221)                562
   Tenants' security deposits......                -             51,951
                                        ------------       ------------
Net cash provided by operating activities  1,087,943            326,632
                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan receivable...................         (62,142)           (36,245)
 Purchase of office equipment and furniture  (8,457)            (1,916)
 Building improvements.............                -           (54,946)
 Investments in real property......                -        (1,993,452)
                                        ------------       ------------
Net cash used in investing activities       (70,599)        (2,086,559)
                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term loan......              -          1,812,229
 Proceeds from issuance of common stock           -            260,974
 Issuance of dividend...............      (724,892)                  -
                                        ------------     -------------
Net cash provided by financing activities (724,892)          2,073,203
                                        ------------     -------------

Effect of exchange rate changes on cash         (7)                  -
                                        ------------     -------------
Net increase in cash.................       292,445            313,266

CASH, beginning of period............        73,005                  -
                                        ------------     -------------
CASH, end of period..................   $   365,450        $   313,266
                                        ===========      =============

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes...........   $    27,996        $    6,035
                                        ===========      ============
Cash paid for interest...............   $         -        $    8,371
                                        ===========      ============

NON-CASH INVESTING AND FINANCING ACTIVTIES:

Building acquired through
 issuance of common shares...........   $        -       $ 4,088,586
                                        ===========      ===========


    The accompanying notes to financial statements are an integral part of these statements

         ORIENTAl AUTOMOTIVE PARTS DEVELOPMENT (CHINA) CO., LTD.

                    Notes to Financial Statements
                          March 31, 2004


1.  BASIS OF PRESENTATION

Oriental Automotive Parts Development Co., Ltd. ("the Company") is primarily in the business of acquiring, developing and managing suburban commercial real estate properties in Shanghai, China, and leasing premises to automobile dealers and specialized retailers of automotive parts and accessories. The Company also wholesales automobile parts and certain industrial raw materials. The Company is currently applying for permits to sell new automobiles. No automobiles were sold as of March 31, 2004 and 2003.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Recognition - The Company recognizes revenues when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue from sales of automobile parts and accessories is generally recognized at the time of sale. Income from rental activities is recognized in the period when it is earned. Revenue from consulting services is generally recognized upon completion of the service.

Foreign Currency Translation - The local currency Renminbi (RMB) is the functional currency of the Company's operations in China. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as comprehensive income in the stockholders' equity.

Accounts Receivable - Accounts receivable are stated at net realizable value. No allowance for doubtful accounts has been recorded, as the management believes that all the accounts receivable are collectible.

Property and Equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

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

Taxes on Gross Income - According to stipulations of Chinese tax authority, the Company is a private-run enterprise. The income tax rate is determined based on the sources of income. The income tax for its auto parts wholesales business is calculated as 0.6% of its sales revenue, of which 0.5% is business income tax and 0.1% is investor's individual income tax. The income tax for its commercial leasing business and consulting business is calculated as 4.8% of the revenues, consisting of 4% for business income tax and 0.8% for individual shareholder tax.

Income Taxes - The Company is subject to State of Delaware Franchise Tax. 100% of the Company's operation is currently in the People's Republic of China. It is not anticipated that the Company will generate any net income subject to U.S. income tax in the near future.

Critical Accounting Policies - The Company considers the valuation of its investments and long-lived assets, foreign currency translations and income recognition as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statements.

Significant Customers - For the period ended March 31, 2004, 90.35% of the Company's sales revenue derived from one customer while the Company made 99.16% of its purchases from one vendor. The Company did not have significant customers for the period ended March 31, 2003.

Fair Value of Financial Instruments - The current carrying value of the Company's cash, accounts and loans receivable, and accounts and notes payable approximates their fair values at March 31, 2004.

Forward Looking Statements - When used in this discussion, the words "believe", "anticipate", "contemplate", "expect", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially for those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer causes delays, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

3.  SEGMENT DISCLOSURE

For the period ended March 31, 2004, the Company's revenues and expenses consisted of the following:

                                   (In Thousands)

	                      Auto       Real Estate    Business
                            Parts      Activities     Consulting	 Total

     Revenues             $ 1,910         $  340       $   4     $ 2,254
     Cost of goods sold     1,885             --          --       1,885
     Operating expenses        78             14           1          93
     Income or (loss) from
	Operations          $  (53)         $  326       $   3      $  276

There were no segment operations for the period ended March 31, 2003.

4.  RELATED-PARTY TRANSACTIONS

The Company sells and purchases auto parts to/from a related party. The activities between the Company and this related party resulted in the following items included in the financial statements for the period ended March 31, 2004:

           Sales                 $   1,715
           Purchases             $      98
           Accounts receivable   $  10,077
           Accounts payable      $     133

The Company also invested in a joint venture in Wuhan, China with a related party whose owner is a majority shareholder of the Company.

5.  INVESTMENTS

The Company invested in two joint projects totaling $1,268,576:

    1) $543,676 in a venture to develop commercial real estate in Shanghai, China.

    2)  $724,900 in Wuhan Oriental Auto-Parts Co., Ltd, a venture in Wuhan,
China.

The Company does not believe that it will exercise any significant influence over the operating and financial policies of these projects. Both investments are accounted for on the equity basis. Both investments have no activity for the three-month ended March 31, 2004.


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

Overview

We operate in two business segments: commercial real property leasing and wholesaling of auto parts. Our business revenue is primarily generated from leasing of our only property located in Shanghai, China. For the three months ended March 31, 2004, we had gross profit of $369,229, of which approximately 92.1% was derived from rental income, and approximately 6.7% from sales of auto parts.

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

Currently we have only three tenants, who have leased approximately all of our rentable spaces. The real property we lease is used by our tenants as a trade mart. A trade mart is a facility that allows wholesalers, principally manufacturers and their sales agents and retailers to offer their products to a broad range of customers at a single location (one stop shopping), where buyers are provided an opportunity to view, compare, and complete their shopping in a single place rather than having to travel to a number of different shopping places.

The purpose of our ownership in real property is primarily for income, not for capital gains. We lease our property under net leases, by which tenants are required to pay all expenses relating to the leased property and therefore, we are not responsible for payment of expenses, such as maintenance, utilities, taxes and insurance with such property. Rental payments are received quarterly.

Wholesaling of Auto Parts

We became involved in the business of wholesaling of auto parts in July 2003. The auto parts we sell include new and remanufactured automotive hard parts and maintenance items, such as alternators, water pumps, brake parts, clutches and shock absorbers, oil and lubrication products, antifreeze, batteries, spark plugs, belts and hoses.

We are currently applying for government license to be an automobile dealer. We have obtained a government permit to sell light tricks, and our application for selling cars are still pending. After receiving all the permits, we intend to start to sell brand new automobiles as well. As of March 31, 2004, no automobiles were sold.

As a sideline, we also offer property management consulting service to auto parts related business entities. The amount of the fees we received from such consulting has been and will continue to be very small and insignificant. For the three months ended March 31, 2004, our revenue from consulting was $4,591, or approximately 0.2%, of our total revenues. Management does not consider it a segment.

All our revenues are currently generated in Shanghai, China. We intend to expand into other regions in China, which may reduce the overall risk of having all of our operations concentrated in one city. In May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. ("Shanghai Puzhiwei"), a project investment company in Shanghai, China, to form a joint venture, Wuhan Oriental Auto Parts City Co., Ltd., to develop a commercial real property located in Wuhan Economic and Technology Development Zone in the City of Wuhan, China. The project calls for the construction of a commercial building with aggregate spaces of approximately 724,430 square feet. The total project costs are estimated at approximately $21.7 million. After its completion, a substantial portion of the commercial spaces are expected to lease to third party auto parts related business entities. We provided RMB 6 million, or $724,900 to the joint venture in exchange for 30% of its equity, and the remaining 70% is owned by Shanghai Puzhiwei. The joint venture will be responsible for its own financing and operations. We have no ability to exercise significant influence over operating and financial policies of the joint venture. We adopted the equity method of accounting for this joint venture. The project started in October 2003 and is expected to be completed by July of 2006.

In February 2003, we entered into an agreement with Shanghai Minzhu Logistics Co., Ltd. ("Shanghai Minzhu") to jointly develop a commercial real property on 35 Dingbian Road, Shanghai, China. The land, valued at RMB1.46 million, or approximately $176,435, is owned by Shanghai Minzhu, who lacks capital to develop and make improvements. We provide RMB 4.5 million, or approximately $543,696, of funding and Shanghai Minzhu contributed the land, personnel and other resources, to develop the property. Shanghai Minzhu operates the project, which is expected to be completed in August 2004. After the completion, the property will be either sold to or rent to auto parts related business entities. While we are entitled to receive 70% of after-tax profit, we hold no equity interest in the property. We have no ability to exercise significant influence over operating and financial policies of the project. The project was accounted for on the equity basis.

Except mentioned above, we have no current plans to acquire, purchase or sell property, plant and significant equipment for the next twelve months.

Results of Operation

Three Month Ended March 31, 2004 Compared to the Period from January 28, 2003 (Inception) to March 31, 2003

Revenues

We began our operations on January 28, 2003. For the three months ended March 31, 2004, we had three sources of revenues totaling $2.25 million, of which $1.91 million, or 84.7%, was generated from wholesaling of auto parts and certain raw industrial materials, $339,944, or 15.0%, from rental income, and $4,591, or 0.2%, from business consulting.

For the three months ended March 31, 2004, we had total revenue of $2.25 million, compared to $231,740 for the period from January 28, 2003 (inception) to March 31, 2003. The significant increase in total revenue was due to (i) we had three months of operations in the first quarter of 2004, compared to only two months of operation in the first quarter of 2003, and (ii) for the three months ended March 31, 2004, $1.91 million, or approximately 84.7%, of our revenue was derived from sales of auto parts and certain raw industrial materials. We had no sales operation in the same period of 2003.

Cost of Good Sold. For the three months ended March 31, 2004, we had cost of goods sold of $1.89 million, which all incurred in our wholesaling of auto parts and certain raw industrial materials. The gross profit of auto parts sales was $24,694, or approximately 1.3%.

Gross of Profit. For the period, we had total gross profit of $369,229, of which $339,944, or 92.1%, was from rental income, $24,694, or 1.3%, from wholesaling of auto parts, and $4,591, or 1.2%, from business consulting activities.

Operating Expenses. Operating expenses primarily consist of selling, general and administrative expenses. For the three months ended March 31, 2004, our total operating expenses was $92,610, compared to $48,076 for the period from January 28, 2003 (inception) to March 31, 2003. The increase of $44,534 of operating expenses for this period was largely due to (i) we had three months of operations in the first quarter of 2004, compared to only two months of operation in the first quarter of 2003, and (ii) we had no sales of auto parts operation in the same period of 2003.

For the three months ended March 31, 2004, our total operating expenses was $92,610, of which $78,000 was applicable to our sales of auto parts operations, and $14,000 was attributable to our rental activities. For the three months ended March 31, 2004, approximately 29.6%, or $27,406, of our operating expenses was depreciation and amortization expenses.

Net Income. For the three months ended March 31, 2004, our net income was $249,119, or $0.007 per basic and diluted share, compared to $151,655, or $0.004 per basic and diluted share for the period from January 28, 2003 (inception) to March 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, we had cash balance of $365,450, compared to $73,005 at December 31, 2003.

For the three months ended March 31, 2004, our operating activities provided $1.09 million of net cash, consisting primarily of $249,119 of income from our property rental operations, $1,929,421 of unearned rental income, and offset by $1,101,504 of merchandise deposits.

For the period ended March 31, 2004, our investing activities used $70,599 of net cash, by loan receivable of $62,142 and by purchase of officer equipment and furniture.

Our financing activities, for the three months ended March 31, 2004, used $724,892 of cash flows to pay cash dividend to shareholders.

Since inception, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses. We presently have no plans for major capital expenditures, and we have no contractual obligations or commitments. We believe that our current cash and cash generated from operations will be sufficient to meet our anticipated general and administrative expense needs for at least the next 12 months.

While we have no present intention to raise capital for operations in the next twelve months, the acquisition of, or opportunity to acquire, additional commercial real property could create a need to raise additional capital.
In addition, in May 2003, we entered into an agreement with Shanghai Puzhiwei Investment Co., Ltd. to form a joint venture to build a commercial building in the City of Wuhan, China. The total project costs are estimated at approximately $21.7 million. We provided RMB 6 million, or approximately $724,900, in the joint venture in exchange for 30% of its equity. The joint venture will be responsible for its own financing and operations, we have made no capital commitment on this project. However, there can be no assurance that, as a 30% of equity interest owner, we will be not required to provide additional funding on ratably basis in order to complete this project.

We expect to meet our long-term liquidity needs, if any, through a combination of (1) long-term secured or unsecured debt, (2) issuance of equity securities, and (3) cash from operations. We currently do not have any agreements or understandings with respect to sources of capital. There can be no assurance that any such financing can be obtained on terms acceptable to us, if at all. Any additional equity financing may dilute the interest of our shareholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If additional financing is not obtained, we may be forced to delay, scale back or eliminate portions of our business efforts and our ability to grow may be jeopardized.

There are no off-balance sheet arrangements.

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

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Our critical accounting policies are described as below.

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

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically as to whether their carrying value has been impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment losses are recorded when indicators of impairment are present and the assets' carrying value is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of March 31, 2004, no indicators of impairment existed and no impairment losses have been recorded.

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

Item 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings, under the Securities Exchange act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Oriental Automotive Parts Development (China) Co., Ltd.


By: /s/ Hongwei Zhang
-------------------------------------
Hongwei Zhang, Chief Executive Officer

Date:  May 24, 2004


By: /s/ Yizhong Wu
-------------------------------------
Yizhong Wu, Chief Financial Officer
(principal accounting officer)

Date: May 24, 2004