Form 10QSB
period 2004-06-30
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2004-08-18
CIK 1186699

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________________ to ________________

              Commission file number:                      000-50024
                                         ______________________________________

                  ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD
-------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter)

              Delaware                              55-0793382
-------------------------------------   --------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
      incorporation or organization)

           20 Chapin Road, Unit 1004, P.O. Box 398, Pine Brook, NJ 07058
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (973) 882-8857
------------------------------------------------------------------------------
                            (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares of common stock, $0.1 par value, as of August 14, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]




                 ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.


                                     FORM 10-QSB


                                        INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALANCE SHEET
 As of June 30, 2004 (Unaudited)...................................         2

STATEMENTS OF INCOME
 For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)      3

STATEMENTS OF CASH FLOWS
 For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)      4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED).............................      5

ITEM 2.   Management's Discussion and Analysis or Plan of Operation...     10

ITEM 3.   Controls and Procedures.....................................     15


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................     15

Signatures............................................................     16

PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


             Oriental Automotive Parts Development (China) Co., Ltd.
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

	                         June 30 2004


                                  Assets
Current Assets
 Cash.......................................................       $  134,309
 Accounts receivable........................................           10,084
 Loan receivable............................................           24,180
 Inventory..................................................          115,842
 Merchandise deposits.......................................          259,137
 Prepaid expenses...........................................           19,620
		                                                      -----------
  Total Current Assets......................................          563,172

Property and Equipment
 Building and improvements..................................        4,143,382
 Office equipment...........................................           15,616
 Office furniture and fixtures..............................              261
	                                                            -----------
  Total property and equipment..............................        4,159,259
  Less: accumulated depreciation and amortization...........        (127,699)
 		                                                      -----------
  Net Property and Equipment................................        4,031,560

Other Assets
 Investments................................................        1,281,540
                                                                  -----------
  Total Other Assets........................................        1,281,540

Total Assets................................................        5,876,272
		                                                      ===========

                     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable...........................................          58,991
 Unearned revenue...........................................         649,951
 Tenants' security deposits.................................          51,951
		                                                      -----------
  Total Current Liabilities.................................         760,893


Stockholders' Equity
 Common stock, $.1 par value, 80,000,000 shares authorized,
  36,000,000 issued and outstanding.........................       3,600,000

 Preferred stock, $.1 par value, 20,000,000 shares authorized,
  No shares issued and outstanding..........................               -

 Additional paid-in capital.................................          708,603
 Accumulated other comprehensive income.....................           29,477
 Retained earnings..........................................          777,299
		                                                     ------------
   Total Stockholders' Equity...............................        5,115,379

Total Liabilities and Stockholders' Equity..................     $  5,876,272
		                                                    =============


                         See notes to the financial statements.





                     Oriental Automotive Parts Development (China) Co., Ltd.
                           Condensed Consolidated Statements of Income
                                           (Unaudited)



                                                                                   For the
                                                                                    Period
                                                                                 Jan. 28, 2003
                                                                   Three Month      (Date of
		                      Three Months      Six Months        Period        Inception)
                                  Ended June 30,   Ended June 30,  Ended June 30,   to June 30
                                      2004            2004            2003             2003
                                  -------------   -------------    --------------  ----------
Revenue
 Sales of auto parts               $ 1,951,827     $ 3,861,532     $         -     $       -
 Rental income                         341,171         681,115         327,094       558,284
 Consulting income                      14,512          19,103               -             -
                                   -----------     -----------     ------------    ----------
  Total Revenue                      2,307,510       4,561,750         327,094       558,284
  Less: Cost of good sold            1,947,268       3,832,279          11,512        29,087
                                   -----------     -----------     ------------    ----------
  Gross Profit                         360,242         729,471         315,582       529,197

Selling, general and
   administrative expenses             115,409         208,019          72,861       120,818
                                   -----------     -----------     ------------   ----------
 Income From Operations                230,321         502,349         242,721       408,379

Other Income (Expense)
 Interest income                           936           1,432               -             -
 Interest expense                            -               -        (23,590)      (31,929)
                                   -----------     ------------   -------------   ----------
Income Before Income Tax Provision     245,769         522,884         219,131       376,450

Provision for Income Taxes-P.R. China   28,784          56,780          10,730        16,749
                                   -----------     -----------    ------------   -----------

    Net Income                     $   216,985     $    466,104   $    208,401   $   359,701
                                   ===========     ============   ============   ===========


Basic and Diluted Weighted Average
 Number of Common Stock Outstanding: 36,000,000      36,000,000     36,000,000    36,000,000
                                   ============    ============    ===========   ===========

Basic and Diluted Net Income Per Share $   0.01    $       0.01    $      0.01   $      0.01
                                   ============    ============    ===========   ===========


                            See notes to the financial statements.




                 Oriental Automotive Parts Development (China) Co., Ltd.
                   Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



		                                           For the Six     For the Period
                                                           Month        Jan. 28, 2003
                                                          Period     (Date of Inception)
                                                         Ended June        to June 30,
                                                          30, 2004            2003
                                                     --------------   ------------------
Cash Flows From Operating Activities:
 Net Income                                          $      466,104    $      359,701
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                              38,299            74,391
Change in operating assets and liabilities:
 Accounts receivable                                          (410)                 -
 Inventory                                                (115,842)                 -
 Prepaid expenses                                           (1,044)           (4,116)
 Merchandise deposits                                     (259,137)                 -
 Accounts payable                                            36,637                 -
 Unearned revenue                                           649,951                 -
 Other accounts payable                                           -             4,096
 Tax payable                                               (46,731)            12,397
 Tenants' security deposits                                       -            51,947
                                                      -------------     -------------
Net Cash Provided by Operating Activities                   767,827           498,416
                                                      -------------     -------------

Cash Flows From Investing Activities
 Purchase of office equipment and furniture                (10,854)            (3,476)
 Acquisition of building and improvements                         -        (4,143,281)
 Investments in real property                                     -        (2,367,965)
                                                      -------------     --------------
Net Cash Used in Investing Activities                      (10,854)        (6,514,722)
                                                      -------------     --------------

Cash Flows From Financing Activities
 Issuance of loan receivable                                     -            (36,232)
 Proceeds from short-term loan                                   -           1,812,141
 Proceeds from loan receivable                              12,987           4,349,560
 Investments                                              (12,918)                   -
 Issuance of dividend                                    (724,892)                   -
                                                      -------------     --------------
Net Cash Provided by (Used in) Financing Activities      (724,823)           6,125,469
                                                      -------------     --------------

Effect of Exchange Rate Changes on Cash                     29,154                 161
                                                      -------------     --------------

Net Increase in Cash                                        61,304             109,324
Cash, Beginning of Period                                   73,005                   -
                                                      -------------     --------------
Cash, End of Period                                   $    134,309      $      109,324
	                                                -------------     --------------

Non-cash Investing and Financing Activities:

Building acquired through issuance of common shares    $         -      $   4,088,586
                                                      =============     ==============


                             See notes to the financial statements.




                  Oriental Automotive Parts Development (China) Co., Ltd.
                 Notes to the Condensed Consolidated Financial Statements
                                June 30, 2004 (Unaudited)

1. 		BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

Revenue from sales of automobile parts is generally recognized at the time of sale. Revenue from rental activities is recognized in the period when it is earned.

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

Taxes on Gross Income - According to stipulations of Chinese tax authority, the Company is a private-run enterprise. The income tax rate is determined based on the sources of income. The income tax for its auto parts wholesales business is calculated as 0.6% of its sales revenue. The income tax for its real property leasing business is calculated as 4.8% of the revenues.

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

Significant Customers - For the six months ended June 30, 2004, 44.2% of the Company's sales revenue derived from one customer while the Company made 50.8% of its purchases from one vendor.

Fair Value of Financial Instruments - The current carrying value of the Company's cash, accounts and loans receivable, and accounts and notes payable approximates their fair values at June 30, 2004.

3.  RELATED-PARTY TRANSACTIONS

The Company sells and purchases auto parts to/from a related party. The activities between the Company and this related party resulted in the following items included in the financial statements for the six-month period ended
June 30, 2004:

           Sales                             $   1,715
           Purchases                         $      98
           Accounts receivable               $  10,077
           Accounts payable                  $     133

The Company also invested in a joint venture in Wuhan, China with a related party whose owner is a majority shareholder of the Company.

4.  INVESTMENTS

The Company invested in two joint projects totaling $1,281,540:

1) $549,231 in a venture to develop commercial real estate in Shanghai, China.

2)  $732,309 in Wuhan Oriental Auto-Parts Co., Ltd, a venture in Wuhan,
China.

The Company does not believe that it will exercise any significant influence over the operating and financial policies of these projects. Both investments are accounted for on the equity basis.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains certain forward-looking statements, which are inherently subject to risks and uncertainties. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statements were made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

Overview

We operate in two business segments: commercial real property leasing and wholesaling of auto parts. Our business revenue is primarily generated from leasing of our only property located in Shanghai, China. For the three months ended June 30, 2004, we had gross profit of $360,242, of which approximately 94.7% was derived from rental income, and approximately 1.3% from sales of auto parts.

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

As a sideline, we also offer property management consulting service to auto parts related business entities. The amount of the fees we received from such consulting has been and will continue to be very small and insignificant. For the three months ended June 30, 2004, our revenue from consulting was $14,512, or approximately 0.6%, of our total revenues. Management does not consider it a segment.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

For the three months ended June 30, 2004, we had total revenue of $2,307,510 as compared to $327,094 for the same period of the previous year. The significant increase in revenue was due to the fact that for the three months ended June 30, 2004, $1.95 million, or approximately 84.6%, of our revenue was derived from sales of auto parts. We had no sales operation in the same period of 2003.

Cost of Good Sold. For the three months ended June 30, 2004, we had cost of goods sold of $1,947,268, which all incurred in our wholesaling of auto parts. The gross profit of auto parts sales was approximately 0.2%.

Gross of Profit

For the period, our total gross profit was $360,242, of which $341,171, or 94.7%, was from rental income, $4,559, or 1.3%, from wholesaling of auto parts, and $14,512, or 4.0%, from consulting activities.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses. For the three months ended June 30, 2004, our total operating expenses was $115,409 as compared to $72,861 for the same period of the last year. The increase of $42,608 in operating expenses for the period was largely because we had no sales of auto parts operation in that same period of 2003.

Income Taxes

All of our operation is currently in the People's Republic of China. We are not subject to the U.S. income tax, but we are subject to the corporate income tax of China. For the three months ended June 30, 2004, we made China income tax of $28,784 as compared to $10,730 in the same period of 2003.

Net Income

For the three months ended June 30, 2004, our net income was $216,985, or $0.01 per basic and diluted share as compared to $208,401, or $0.01 per basic and diluted share for the same period of the last year.


Six-Month Period Ended June 30, 2004 Compared to the Period from January 28, 2003 (Date of Inception) to June 30, 2003

Revenues

We began our operations on January 28, 2003.  For the six months ended
June 30, 2004, we had revenues $4,561,750 as compared to $558,284 for the period from January 28, 2003 (inception) to June 30, 2003. The significant increase in revenue, approximately 717% of increase, was due to (i) there were six months of operations in 2004 as compared to only five months of operation in 2003, and (ii) for the six months ended June 30, 2004, $3,861,532, or approximately 84.7%, of our revenue was derived from sales of auto parts. We had no sales operation in the same period of 2003.

Cost of Good Sold

For the six months ended June 30, 2004, we had cost of goods sold of $3,832,279, which all incurred in our wholesaling of auto parts. The gross profit of auto parts sales was $29,253, or approximately 0.8%.

Gross of Profit

For the six months ended June 30, 2004, we had gross profit of $729,471, of which $681,115, or 93.4%, was from rental income, $29,253, or 4.0%, from wholesaling of auto parts, and $19,103, or 2.6%, from business consulting activities.

Operating Expenses

For the six months ended June 30, 2004, our total operating expenses was $208,019 as compared to $120,818 for the period from January 28, 2003 (inception) to June 30, 2003. The increase in operating expenses for this period, approximately 72.2 %, was largely due to (i) we had six months of operations in the first half of 2004 as compared to only approximately five months of operation in the first half of 2003, and (ii) we had no sales of auto parts operation in the same period of 2003.

Net Income

For the six months ended June 30, 2004, our net income was $466,104, or $0.01 per basic and diluted share as compared to $359,701, or $0.01 per basic and diluted share for the period from January 28, 2003 (inception) to June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, we had cash balance of $134,309.

For the six month period ended June 30, 2004, our operating activities provided $767,827 of net cash, consisting primarily of $466,104 of income from our property rental operations, $649,951 of unearned rental income, and offset by $374,979 of merchandise deposits and inventory purchases.

During the six month period ended June 30, 2004, our investing activities used $10,854 of net cash by purchase of office equipment and furniture.

Our financing activities, for the six months period ended June 30, 2004, used $724,823 of cash flows, of which $724,882 was by paying cash dividend to shareholders.

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

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically as to whether their carrying value has been impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment losses are recorded when indicators of impairment are present and the assets' carrying value is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of June 30, 2004, no indicators of impairment existed and no impairment losses have been recorded.


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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

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

31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 2)     Reports on Form 8-K:

On July 15, 2004, the Company filed a Form 8-K under Item 4 to report the change in the registrant's certifying accountant.

On July 23, 2004, the Company filed an amendment to the Form 8-K filed on July 15, 2004 under Item 4 to file the letter by the Company's former auditors regarding to the change in the registrant's certifying accountant.



                                       SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oriental Automotive Parts Development (China) Co., Ltd.


By:  /s/ Hongwei Zhang
---------------------------------------------------
Hongwei Zhang, President and Chief Executive Officer


By: /s/ Yizhong Wu
----------------------------------------------------
Yizhong Wu, Vice President and Chief Financial Officer

Date: August 17, 2004