Form 10QSB/A
period 2004-06-30
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2004-09-16
CIK 1186699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSIO
                              Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2004

 ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ____________ to ____________

             Commission file number:              000-50024
                                       __________________________________

                ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD
-------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

                 Delaware                            55-0793382
-----------------------------------   -----------------------------------
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


                                  FORM 10-QSB


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  BALANCE SHEET
    As of June 30, 2004 (Unaudited).................................         2

  STATEMENTS OF INCOME
    For the Three and Six Months Ended June 30, 2004
     and 2003(Unaudited)............................................         3

  STATEMENTS OF CASH FLOWS
    For the Three and Six Months Ended June 30, 2004 and
     2003 (Unaudited)...............................................         4

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED).........................         5

ITEM 2.   Management's Discussion and Analysis or Plan of Operation.        10

ITEM 3.   Controls and Procedures...................................        15


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..........................        15

Signatures..........................................................        16







                         PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


               Oriental Automotive Parts Development (China) Co., Ltd.

                        Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                   June 30 2004

                                    Assets
Current Assets
Cash.........................................................   $   134,309
Accounts receivable..........................................        10,084
Loan receivable..............................................        24,180
Inventory....................................................       115,842
Merchandise deposits.........................................       259,137
Prepaid expenses.............................................        19,620
                                                                -----------
   Total Current Assets......................................       563,172

Property and Equipment
Building and improvements....................................     4,143,382
Office equipment.............................................        15,616
Office furniture and fixtures................................           261
                                                               ------------
   Total property and equipment..............................     4,159,259
   Less: accumulated depreciation and amortization...........     (127,699)
                                                               ------------
   Net Property and Equipment................................     4,031,560

Other Assets
Investments..................................................     1,281,540
                                                               ------------
   Total Other Assets........................................     1,281,540

Total Assets.................................................  $  5,876,272
                                                               ============

                     Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable............................................   $     58,991
Unearned revenue............................................        649,951
Tenants' security deposits..................................         51,951
                                                               ------------
  Total Current Liabilities.................................        760,893


Stockholders' Equity
Common stock, $.1 par value, 80,000,000 shares authorized,
 36,000,000 issued and outstanding..........................      3,600,000

Preferred stock, $.1 par value, 20,000,000 shares authorized,
 No shares issued and outstanding...........................              -

Additional paid-in capital..................................        708,603
Accumulated other comprehensive income......................         29,477
Retained earnings...........................................        777,299
                                                                -----------
   Total Stockholders' Equity...............................      5,115,379

Total Liabilities and Stockholders'Equity...................   $  5,876,272
                                                               ============


                    See notes to the financial statements.




             Oriental Automotive Parts Development (China) Co., Ltd.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                             For the
                                                                              Period
                                                                           Jan. 28, 2003
                                                              Three-Month    (Date of
                             Three Months      Six Months       Period       Inception)
                              Ended June 30,   Ended June 30, Ended June 30,  to June 30,
                                 2004            2004            2003           2003
                             -------------    --------------  ------------  -------------
Revenue
Sales of auto parts          $  1,951,827      $  3,861,532    $        -    $       -
Rental income                     341,171           681,115       327,094        558,284
Consulting income                  14,512            19,103             -            -
                             ------------     --------------  ------------  -------------
Total Revenue                   2,307,510         4,561,750       327,094        558,284
Less: Cost of good sold         1,947,268         3,832,279        11,512         29,087
                             ------------     --------------  ------------  -------------
Gross Profit                      360,242           729,471       315,582        529,197

Selling, general and
 administrative expenses          115,409           208,019        72,861        120,818
                             ------------     --------------  ------------  -------------
Income from Operations            230,321           502,349       242,721        408,379

Other Income (Expense)
Interest income                       936             1,432             -              -
Interest expense                        -                 -      (23,590)       (31,929)
                             ------------     --------------  ------------  -------------
Income Before Income
   Tax Provision                  245,769           522,884       219,131        376,450

Provision for Income Taxes
   -P.R. China                     28,784            56,780        10,730         16,749
                             ------------     --------------  ------------  ------------

Net Income                   $    216,985      $    466,104    $   208,401   $   359,701
                             ============      ============   ============   ===========


Basic and Diluted Weighted Average
Number of Common Stock Outstanding:

                               36,000,000       36,000,000     36,000,000    36,000,000
                             ============       ===========    ==========    ==========

Basic and Diluted
  Net Income Per Share       $       0.01       $     0.01     $     0.01    $    0.01
                             ============       ==========     ==========    ==========



                         See notes to the financial statements.




                Oriental Automotive Parts Development (China) Co., Ltd.

                  Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                   For the Six      For the Period
                                                      Month         Jan. 28, 2003
                                                     Period      (Date of Inception)
                                                    Ended June        to June 30,
                                                     30, 2004             2003
                                                ----------------   -----------------
Cash Flows From Operating Activities:
Net Income...................................     $    466,104      $      359,701
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization..............           38,299              74,391
Change in operating assets and liabilities:
  Accounts receivable........................            (410)                   -
  Inventory..................................        (115,842)                   -
  Prepaid expenses...........................          (1,044)             (4,116)
  Merchandise deposits.......................        (259,137)                   -
  Accounts payable...........................           36,637                   -
  Unearned revenue...........................          649,951                   -
  Other accounts payable.....................                -               4,096
  Tax payable................................         (46,731)              12,397
  Tenants' security deposits.................                -              51,947
                                                  ------------       -------------
Net Cash Provided by Operating Activities....          767,827             498,416
                                                  ------------       -------------

Cash Flows From Investing Activities
Purchase of office equipment and furniture...         (10,854)             (3,476)
Acquisition of building and improvements.....                -         (4,143,281)
Investments in real property.................                -         (2,367,965)
                                                  -------------      -------------
Net Cash Used in Investing Activities........         (10,854)         (6,514,722)
                                                  -------------      -------------

Cash Flows From Financing Activities
Issuance of loan receivable..................               -             (36,232)
Proceeds from short-term loan................               -            1,812,141
Proceeds from loan receivable................          12,987            4,349,560
Investments..................................         (12,918)                   -
Issuance of dividend.........................        (724,892)                   -
                                                  -------------       ------------
Net Cash Provided by
  (Used in) Financing Activities.............        (724,823)           6,125,469
                                                  -------------       ------------

Effect of Exchange Rate Changes on Cash......           29,154                 161
                                                  ------------        -------------

Net Increase in Cash.........................           61,304             109,324
Cash, Beginning of Period....................           73,005                   -
                                                  ------------        ------------
Cash, End of Period..........................     $    134,309        $    109,324
                                                  ============        ============


Non-cash Investing and Financing Activities:

Building acquired through
   issuance of common shares.................     $         -         $  4,088,586
                                                  ============        ============




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

Reclassifications - Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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


Date: September 14, 2004