Form 10QSB
period 2004-09-30
ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT CHINA CO LTD
filed 2004-11-16
CIK 1186699

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

           Commission file number:                000-50024
                                  _____________________________________

                ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD
--------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                             55-0793382
-------------------------------------   ----------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

         20 Chapin Road, Unit 1004, P.O. Box 398, Pine Brook, NJ 07058
---------------------------------------------------------------------------
                  (Address of principal executive offices)

                             (973) 882-8857
---------------------------------------------------------------------------
                      (Issuer's telephone number)

                                   N/A
----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                   Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares of common stock, $0.1 par value, as of November 15, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]




                 ORIENTAL AUTOMOTIVE PARTS DEVELOPMENT (CHINA) LTD.

                                      FORM 10-QSB

                                         INDEX

                            PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  BALANCE SHEET
   As of September 30, 2004 (Unaudited).............................       2

  STATEMENTS OF INCOME
   For the Three and Nine Months Ended September 30, 2004
    and 2003 (Unaudited)............................................       3

  STATEMENTS OF CASH FLOWS
   For the Three and Nine Months Ended September 30, 2004
   and 2003 (Unaudited).............................................       4

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED).........................       5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation..      10

ITEM 3.  Controls and Procedures....................................      15


                            PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...........................      15

Signatures..........................................................      16




                      PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


          Oriental Automotive Parts Development (China) Co., Ltd.
                   Condensed Consolidated Balance Sheet
                             (Unaudited)
                          September 30, 2004



                                 Assets

Current Assets
  Cash                                                      $     228,712
  Restricted cash                                                  76,136
  Accounts receivable                                             303,885
  Loan receivable, current                                         12,082
  Inventory                                                         4,111
  Merchandise deposits                                            369,035
  Prepaid expenses                                                 50,902
                                                             -------------
     Total Current Assets                                       1,044,863

Property and Equipment
  Building and improvements                                     4,159,304
  Office equipment                                                  7,157
  Office furniture and fixtures                                     8,719
                                                             -------------
     Total property and equipment                               4,175,180
     Less: accumulated depreciation and amortization            (174,068)
                                                             -------------
     Net Property and Equipment                                 4,001,112

Other Assets
  Loan receivable, net of current portion                          24,165
  Investments                                                   1,268,642
                                                             -------------
     Total Other Assets                                         1,292,807

Total Assets                                                 $  6,338,782
                                                            ==============


                           Liabilities and Stockholders' Equity



Current Liabilities
  Accounts payable                                           $      5,133
  Accrued expense                                                  14,239
  Unearned revenue                                                810,459
  Tenants' security deposits                                       51,954
  Other accounts payable                                           36,618
                                                              ------------
      Total Current Liabilities                                   918,403

Stockholders' Equity
  Preferred stock, $.10 par value, 20,000,000 shares
   authorized, No shares issued and outstanding                         -

  Common stock, $.10 par value, 80,000,000 shares
    authorized, 36,000,000 shares issued and outstanding        3,600,000

  Additional paid-in capital                                      708,603
  Accumulated other comprehensive income                            7,619
  Retained earnings                                             1,104,157
                                                              ------------
     Total Stockholders' Equity                                 5,420,379

Total Liabilities and Stockholders' Equity                   $  6,338,782
                                                            ==============



                    See notes to the financial statements





             Oriental Automotive Parts Development (China) Co., Ltd.
                 Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                         For the
                                                                                          Period
                                          Three             Nine         Three Month    Jan. 28, 2003
                                          Months            Months       Period Ended     (Date of
                                          Ended             Ended       September 30,   Inception) to
                                       Sept. 30, 2004   Sept. 30, 2004       2003       Sept. 30, 2004
                                       ---------------  --------------   -------------  --------------
Revenue
  Sales of auto parts                   $   1,345,137    $   5,206,669    $  1,779,249   $   1,779,249
  Rental income                               340,247        1,021,362         237,839         796,123
                                        -------------    -------------    ------------   -------------
     Total Revenue                          1,685,384        6,228,031       2,017,088       2,575,372
     Less: Cost of good sold                1,246,893        5,079,172       1,701,703       1,730,790
                                        -------------    -------------    ------------   -------------
     Gross Profit                             438,491        1,148,859         315,385         844,582


Selling, general and
    administrative expenses                   117,838          325,857         140,037         260,855
                                         -------------   -------------    -------------   ------------
Income From Operations                        320,653          823,002         175,348         583,727

Other Income (Expense)
  Interest income                                 284            1,716               -               -
  Interest expense                                  -                -        (29,874)        (61,803)
  Consulting income                             1,222           20,325          97,445          97,445
  Other income                                      -                -           7,849           7,849
  Government grant                             29,169           29,169               -               -
                                         ------------    --------------  -------------   -------------
Income Before Income Tax Provision            351,328          874,212         250,768         627,218



Provision for Income Taxes - P.R. China        24,461           81,241          27,142          43,891

Net Income                                $   326,867     $    792,971     $   223,626    $    583,327
                                         ============     ============   =============   =============

Other Comprehensive (Loss) Income            (21,858)            7,296             299             367
                                         ------------     ------------   -------------   -------------
  Total Comprehensive Income              $   305,009     $    800,267      $  223,925     $   583,694
                                         ============    =============   =============   =============

Basic and Diluted Weighted Average
  Number of Common Stock Outstanding:      36,000,000       36,000,000      36,000,000      36,000,000

Basic and Diluted Net Income Per Share    $      0.01      $      0.02     $      0.01    $       0.02
                                         ============     ============   =============   =============



                                     See notes to the financial statements.





                  Oriental Automotive Parts Development (China) Co., Ltd.

                      Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)



                                                                  For the Period
                                                For the Nine       Jan. 28, 2003
                                                 Month Period   (Date of Inception)
                                                Ended Sept. 30      to Sept. 30
                                                     2004               2003
                                               ----------------   ----------------
Cash Flows From Operating Activities:
 Net Income                                    $       792,971    $     583,327
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        84,668          121,767
Change in operating assets and liabilities:
  Accounts receivable                                (294,211)        (166,314)
  Restricted cash                                     (76,136)                -
  Inventory                                            (4,111)            (181)
  Prepaid expenses                                           -         (63,968)
  Merchandise deposits                               (369,035)                -
  Accounts payable                                     (4,493)          205,181
  Unearned revenue                                     810,459            3,008
  Other accounts payable                                23,891           27,723
  Accrued expense                                       14,239                -
  Tax payable                                         (46,731)                -
  Tenants' security deposits                                 -           51,951
                                                --------------     ------------
Net Cash Provided by Operating Activities              899,185          759,956

Cash Flows From Investing Activities
 Issuance of loan proceeds                                   -         (36,232)
 Purchase of office equipment and furniture           (26,776)          (4,879)
 Acquisition of building and improvements                    -      (4,143,281)
 Investments in real property                                -      (2,464,616)
                                                --------------    -------------
Net Cash Used in Investing Activities                 (26,776)      (6,649,008)

Cash Flows From Financing Activities
 Proceeds from short-term loan                              -         1,812,225
 Proceeds from loan receivable                              -         4,349,560
 Investments                                                -                 -
 Issuance of dividend                               (724,892)                 -
                                                -------------     --------------
Net Cash  (Used in) Provided by
  Financing Activities                              (724,892)         6,161,701

Effect of Exchange Rate Changes on Cash                 8,190               172

Net Increase in Cash                                  155,707           272,821

Cash, Beginning of Period                              73,005                 -

Cash, End of Period                             $     228,712     $     272,821
                                                =============    ==============


Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes                      $      89,021     $      43,891
                                                =============    ==============
Cash paid for interest                          $           -     $      61,803
                                                =============    ==============

Non-cash Investing and Financing Activities:

Building acquired through
   issuance of common shares                     $          -     $  4,088,586
                                                 =============    =============





                             See notes to the financial statements.



             Oriental Automotive Parts Development (China) Co., Ltd. Notes to the Condensed Consolidated Financial Statements
                        September 30, 2004 (Unaudited)



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Principles of Consolidation - The consolidated financial statements include the accounts of Oriental Automotive Parts Development (China) Co., Ltd and its wholly-owned subsidiary, Shanghai Oriental Automotive Parts Development Co., Ltd. in China. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Translation - The local currency, Renminbi (RMB), is the functional currency of the Company's operations in China. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as comprehensive income in the stockholders' equity.

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

    Buildings & building improvements           20 to 45 years
    Machinery & equipment                       5 to 10 years
    Furniture & Fixtures                        3 to 8 years

Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs that do not add to the value or estimated lives of the related assets are expensed as incurred.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowance for doubtful based on factors surrounding the credit risk of specific customers, historical trends, and other information. No allowance for doubtful accounts has been recorded, as the management believes that all the accounts receivable are collectible in the future.

Major Customers: The following summarizes sales to major customers (each 10% or more of sale):

Nine Months Ended	   Sales to Major Customers  No. of Customers   % of Total

   9/30/2003            $ 2,203,709                   4             82.2%
   9/30/2004            $ 4,855,753                   3             77.7%

Major Suppliers: The following summarizes purchases from major suppliers (each 10% or more of purchases):

Nine Months Ended  Purchases from Major Suppliers  No. of Suppliers  % of Total

  9/30/2003          $  1,434,331                          2           82.9%
  9/30/2004          $  4,636,900                          3           95.6%

4.  SEGMENT DISCLOSURE

For the nine months ended September 30, 2004, the Company's revenues and expenses consisted of the following:
                                           (In Thousands)

                               Auto          Real Estate
                               Parts          Activities        Total

  Revenues                   $  5,207        $   1,021        $   6,228
  Cost of goods sold            5,079                -            5,079
  Operating expenses              274               52              326
  Income or (loss) from
   Operations                $  (146)         $    969         $    823

5.  RESTRICTED CASH

On September 30, 2004, the Company has restricted cash of $76,136 for the letter of credit issued by the banks.

6.  RELATED-PARTY TRANSACTIONS

The Company sells and purchases auto parts to/from a related party. The activities between the Company and this related party resulted in the following items included in the financial statements for the period ended September 30, 2004:

  Sales                          $   92,312
  Purchases                      $       98
  Accounts receivable            $   10,078
  Accounts payable               $      134
  Customer deposits              $  435,156

The Company has also invested in a joint venture in Wuhan, China with a related party whose owner is a majority shareholder of the Company.

7.  INVESTMENTS

The Company has invested in two joint projects totaling $1,268,642:

1)  $543,704 in a venture to develop commercial real estate in Shanghai, China.

2)  $724,938 in Wuhan Oriental Auto-Parts Co., Ltd, a venture in Wuhan, China.

The Company does not exercise any significant influence over the operating and financial policies of these projects. Accordingly, both investments are accounted for at cost.


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

Overview

We operate in two business segments: commercial real property leasing and wholesaling of auto parts. Our business revenue is primarily generated from leasing of our only property located in Shanghai, China. For the three months ended September 30, 2004, we had gross profit of $438,491, of which approximately 77.6% was derived from rental income, and approximately 22.4% from sales of auto parts.

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

Currently we have only three tenants, who have leased approximately all of our rentable spaces. The real property we lease out is used by our tenants as a trade mart. A trade mart is a facility that allows wholesalers, principally manufacturers and their sales agents and retailers to offer their products to a broad range of customers at a single location (one stop shopping), where buyers are provided an opportunity to view, compare, and complete their shopping in a single place rather than having to travel to a number of different shopping places.

The purpose of our ownership in real property is primarily for income, not for capital gains. We lease our property under net leases, by which tenants are required to pay all expenses relating to the leased property and therefore, we are not responsible for payment of expenses, such as maintenance, utilities, taxes and insurance with such property. Rental payments are received quarterly.

As a sideline, we also offer property management consulting service to auto parts related business entities. The amount of the fees we received from such consulting has been and will continue to be very small and insignificant. For the three months ended September 30, 2004, our revenue from consulting was $1,222, or approximately 0.007%, of our total revenues. Management does not consider it a segment.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenues

For the three months ended September 30, 2004, we had sales revenue of $1,685,384 as compared to $2,017,088 for the same period of the previous year. For the three months ended September 30, 2004 and 2003, we had $1.35 million and $1.78 million, or approximately 79.8% and 88.2% of our revenues were derived from sales of auto parts.

Cost of Good Sold

For the three months ended September 30, 2004 and 2003, we had cost of goods sold of $1,246,893 and $1,701,703, which all incurred in our wholesaling of auto parts. The gross profit of auto parts sales was approximately 7.3% and 4.4%.

Gross of Profit

For the period, our total gross profit was $438,491, of which $340,247, or 77.4%, was from rental income, $98,244, or 22.4%, from wholesaling of auto parts.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses. For the three months ended September 30, 2004, our total operating expenses was $117,838 as compared to $140,037 for the same period of the last year, representing a $22,199, or 15.8%, decrease, which were largely due to decrease in selling and general expenses.

Income Taxes

All of our operation is currently in the People's Republic of China. We are not subject to the U.S. income tax, but we are subject to the corporate income tax of China. For the three months ended September 30, 2004, we made China income tax of $24,461 as compared to $27,142 in the same period of 2003.

Net Income

For the three months ended September 30, 2004, our net income was $326,867, or $0.01 per basic and diluted share as compared to $223,626, or $0.01 per basic and diluted share for the same period of the last year.

Liquidity and Capital Resources

At September 30, 2004, we had cash balance of $304,848, of which $76,136 was restricted. For the nine month period ended September 30, 2004, our operating activities provided $899,185 of net cash, consisting primarily of $792,971 of income from operations, $810,459 of unearned rental income, and offset by $369,035 of merchandise deposits and inventory purchases.

During the nine month period ended September 30, 2004, our investing activities used $26,776 of net cash by purchase of officer equipment and furniture.

Our financing activities, for the nine months period ended September 30, 2004, used $724,892 of cash flows. All of them were by paying cash dividend to shareholders.

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

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically as to whether their carrying value has been impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment losses are recorded when indicators of impairment are present and the assets' carrying value is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of September 30, 2004, no indicators of impairment existed and no impairment losses have been recorded.


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


Date: November 15, 2004